Form 10-K
period 1998-12-31
MERKERT AMERICAN CORP
filed 1999-03-31
CIK 1062184

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  (Mark One)

     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

     [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from    to

                        Commission file number 0-24667

                               ----------------

                         MERKERT AMERICAN CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              04-3411833
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                Identification No.)

               490 Turnpike Street, Canton, Massachusetts 02021
                                (781) 828-4800
   (Address, including zip code and telephone number, including area code of
                   Registrant's principal executive office)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 29, 1999, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $59,843,608.

  The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of March 29, 1999 was 7,172,300 and 335,700, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          MERKERT AMERICAN CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                           Page
                                                                           ----
                                     PART I

 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    12
 Item 3.  Legal Proceedings.............................................    12
 Item 4.  Submission of Matters to a Vote of Security Holders...........    13

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    14
 Item 6.  Selected Financial Data.......................................    15
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    18
 Item 8.  Financial Statements and Supplementary Data...................    29
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    29

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    30
 Item 11. Executive Compensation........................................    33
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    36
 Item 13. Certain Relationships and Related Transactions................    37

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    40
          Signatures....................................................    41

                                    PART I

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Item 1. "Business--Industry Overview" and "--Risk Factors,"
Item 2. "Properties," Item 3. "Legal Proceedings and Administrative Matters,"
Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Risk Factors." This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Item 1. Business

General

  Merkert American Corporation (the "Company") was incorporated on March 4, 1998 in order to create a leading food brokerage firm providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). On December 18, 1998, the Company consummated its Initial Public Offering of 4,400,000 shares of Common Stock at an offering price of $15.00 per share (the "Offering"). Simultaneously with the Offering, the Company purchased in separate transactions (collectively the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert") and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). As a result, each of Merkert and Rogers became a wholly-owned subsidiary of the Company. References to the Company after the Combination also include its wholly-owned subsidiaries. References to the Company's business prior to the Combination mean the business of each of Merkert and Rogers, including each of their respective subsidiaries. Prior to May 29, 1998, the Company operated under the name Monroe, Inc. (see "Certain Relationships and Related Transactions").

  The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with retailers and wholesalers ("Retailers"). The Company's principal source of revenues is commissions that it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected retailers. The Company represents more than 750 Manufacturers and more than 70,000 food and non-food stock-keeping units ("SKUs"), and has business relationships with key Retailers in 25 states.

  Since 1994, Rogers and Merkert have acquired and integrated 21 companies, adding coverage of new geographic markets and expanding representation of Manufacturers' product offerings within existing markets. The Company's strategic acquisition plan includes the selection, acquisition and management of businesses in various brokerage markets, including the retail food, food service and private label markets.

  In January 1999, the Company acquired Sell, Inc. ("Sell"). Sell, a full service brokerage firm in the Midwest, had revenues of approximately $9.6 million for the year ended November 30, 1998. In February 1999, the Company signed letters of intent to acquire three full service food brokerage companies, Smith, Weber, Boos, Inc. ("SWB"), Buckeye Sales & Marketing, Inc. ("Buckeye") and United Brokerage Company ("UBC"). All three companies operated in the Midwest region of the United States. SWB has operated under a joint marketing arrangement with a subsidiary of the Company since 1998. Buckeye and UBC, have each operated under an alliance known as "The Sell Group" since 1998. The acquisition of each of SWB, Buckeye and UBC is subject to the negotiation and execution of a definitive agreement and there can be no assurance that any of such acquisitions will be consummated.

  Effective March 31, 1999, the Company merged its several operating subsidiaries and now operates with one wholly owned subsidiary, Merkert American Co., Inc. (f/k/a Merkert Enterprises, Inc.).

  As of December 31, 1998, the Company had 39 offices servicing Retailers in 25 states. In 1998, the Company had pro forma combined revenue of approximately $220.4 million and pro forma combined net (loss) of approximately $(27.8) million exclusive of the estimated effects of the integration activities and the elimination of certain nonrecurring charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Industry Overview

  Food brokers serve Manufacturers, Retailers and food service providers for both branded and private label products. Retail food brokers represent approximately 3,200 Manufacturers that sell to approximately 128,000 grocery stores, including chain and independent supermarkets, convenience stores, wholesale clubs and other stores ("Grocery Stores") and more than 700 wholesalers nationwide. The industry includes three types of food brokers, as follows:

  Retail Food Brokers. Manufacturers of branded food and non-food products use retail food brokers as a cost effective alternative to a direct sales force and rely on retail food brokers to provide local market penetration, integrated brand and category-management and access to local merchandising data. Brokers providing full services to a Manufacturer in connection with the sale of its products to Retailers, generally earn commissions of 3% of the Manufacturer's net sales to such Retailers. Retail food brokers typically perform two types of services on behalf of Manufacturers: headquarters functions and retail store functions.

  Headquarters functions include services provided to both Manufacturers and Retailers at the headquarters level. Retail food brokers conduct business development activities, including sales calls and new product introductions to Retailers, on behalf of Manufacturers. Retail food brokers also assist Manufacturers in developing, reviewing and executing annual marketing plans. Other headquarters services include order management, supervision of shelf space management, coordination of Manufacturers' promotional spending, and facilitating the resolution of billing issues between Manufacturers and Retailers. In connection with the implementation of category management at the Retailers' headquarters level, retail food brokers assist Retailers by gathering and analyzing demographic, consumer, and store sales information utilized in the management of product categories as strategic business units.

  Retail store functions generally include execution of sales plans for Manufacturers' products at the store level by assisting in merchandising, shelf and display management, new store set-ups, implementation of promotional plans, and placement of point-of-sale coupons, signs and other information. Retail food brokers also assist Retailers with coupon and advertising programs, quality assurance and technical training (primarily in relation to prepared foods). In addition, retail food brokers assist Retailers and Manufacturers in the collection, analysis and application of retail sales data.

  The Company believes that the retail food brokerage industry is experiencing significant consolidation. In the past 10 years, the number of food brokerage firms has decreased from 2,500 to less than 1,000, while the number of sales representatives employed by such firms increased from 35,000 to 42,000. There are five multi-regional food brokerage firms, including the Company, each with a market share of approximately 3%. A number of the companies in the food brokerage industry, including Merkert and Rogers, have participated in the trend towards consolidation by acquiring other food brokerage businesses, generally financing these transactions with debt and/or by deferring the payment of a portion of the purchase price.

  The Company believes that the consolidation of food brokers is primarily the result of a desire by Manufacturers and Retailers to manage their businesses more efficiently and effectively by reducing the number of brokers they interact with in a given region. Additionally, the Company believes that consolidation within the food brokerage industry is being driven, in part, by the consolidation of Retailers and Manufacturers and the increasing demand for the application of more sophisticated information technology on the part of food brokers.

  Private Label Food Brokers. Private label food brokers work with Manufacturers to develop and manage private label programs on behalf of Retailers. A food broker's responsibilities in connection with a private label program may include procurement and inventory management and in-store delivery of private label products.

  Food Service Brokers. Food service providers include operators of restaurants, school and hospital cafeterias and other similar establishments. The food service business also includes prepared meals sold at convenience stores. Food brokers sell Manufacturers' products to food service providers through a number of means, including headquarters sales calls and the representation of Manufacturers' products at trade shows.

Business Strategy

  The Company's objective is to become one of the leading national providers of outsourced sales, merchandising and marketing services to Manufacturers, Retailers and food service providers throughout the United States. The Company seeks to increase its representation of existing Manufacturers' product lines in new geographic markets and non-supermarket trade channels, including mass merchandisers, food service providers, membership warehouses, drug stores and convenience stores.

  The Company seeks to utilize its marketing expertise and information technology to develop and implement targeted consumer sales promotions for its Manufacturers' products. The Company also deploys category analysts who use local sales data to assist Retailers with shelf schematics, category layouts and total store space management.

  The Company intends to pursue strategic acquisitions in the food brokerage industry. Since 1994, Merkert and Rogers have acquired and integrated 21 companies, adding coverage of new geographic markets and expanding representation of Manufacturers' product offerings in existing markets. The Company's plans include the selection, acquisition and management of businesses in the retail, private label and food service brokerage market segments.

Company History

  Merkert Enterprises, Inc., has operated as a food broker in the northeastern and mid-Atlantic regions of the United States since 1950. In 1997, Merkert had total revenues of approximately $147.4 million and net losses of $3.4 million. For the period from January 1, 1998 through December 18, 1998, Merkert had total revenues of $132.4 million and net losses of $11.0 million, including restructuring charges of $6.0 million. The principal source of revenues of Merkert was from commissions it received from Manufacturers. Merkert also managed private label programs on behalf of selected Retailers. Merkert has grown its revenues both internally and through acquisitions, having acquired and integrated six smaller food brokers since 1994. Merkert financed such acquisitions, in part, with debt and/or by deferring the payment of a portion of the purchase price. Primarily as a result of such obligations, as well as a substantial tax liability, Merkert experienced losses and a working capital deficit in recent years. The stockholders of Merkert paid such tax liability from cash otherwise payable to them in connection with the Combination. There can be no assurance that the Company will generate sufficient cash flow to meet its future capital requirements or that the Company will not have a greater working capital deficit in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Merkert".

  Rogers has operated as a food broker in the southeastern region of the United States since 1934. In 1997, Rogers had total revenues of approximately $83.0 million and net income of $0.7 million. For the period from January 1, 1998 through December 18, 1998, Rogers had total revenues of $79.6 million and a net loss of $17.9 million. Approximately $15.5 million of this loss pertains to aggregate non-recurring compensation charges recorded in the fourth quarter of 1998 by Rogers pertaining to the (i) transfer of shares of common stock of Rogers by the principal stockholders to certain minority stockholders and (ii) the life insurance policies (including cash surrender values) to be distributed to certain stockholders of Rogers. In addition, approximately $0.9 million of this loss pertains to restructuring charges related to the cost of terminated employees and closed offices and $1.0 million pertaining to legal fees and other liabilities incurred in connection with the Combination. Substantially all of Rogers' revenues were derived from commissions it received from Manufacturers. Rogers has grown its revenues both internally and through acquisitions, having acquired and integrated 15 smaller food brokers since 1994. Rogers financed such acquisitions, in part, with debt and/or by deferring the payment of a portion of the purchase price.

Services and Operations

  The Company has traditionally provided Manufacturers with an array of sales, marketing and administrative services and has been paid a commission by Manufacturers. In certain cases, the Company has entered into "hybrid" arrangements with Manufacturers under which the Company provides less than full geographic coverage and/or services. Commissions from full and hybrid services represented approximately 80% of the Company's revenues for the period ended December 18, 1998 on a pro forma basis. The functions and services provided by the Company are described below.

  Full Services. The Company currently provides full services to most of the Manufacturers that it represents who generally pay the Company a commission of 3% of the Manufacturer's net sales to Retailers. In general, the Company's Manufacturers under these arrangements are serviced by business managers who together with customer service personnel and support staff utilize information developed by the Company to assist Manufacturers in devising strategic sales plans and achieving merchandising goals. In addition, retail information is used to develop customized marketing strategies, including determining the assortment of current and new products to be offered and promotions designed to increase revenues and profitability.

  The Company also handles both order and certain billing management services for Manufacturers. The Company's order management system enables it to perform all major management functions relating to orders for goods from Retailers to Manufacturers.

  The Company's category management analysts and shelf space management analysts serve as liaisons, linking the Company, business managers and Manufacturer Teams with retailer teams, comprised of headquarters account managers and retail merchandisers ("Retailer Teams"). These retail analysts develop information from retail data collected by the Company's Retailer Teams and by outside sources, including ACNielson Corp. and Information Resources, Inc. Business managers use this information in developing strategies with Manufacturers. Retailer Teams use this, as well as store-specific sales and demographic information provided by these analysts, to implement sales and merchandising strategies at the local level.

  Headquarters account managers help execute sales plans developed by business managers and Manufacturers. The Company's retail merchandisers develop relationships with store managers and in-store category managers and assist headquarters account managers to execute sales plans for Manufacturers' products. The Company's retail merchandisers execute sales plans at the store level by providing shelf and display management, new store set-ups, stocking of new items and placement of point-of-sale coupons and signs.

  Hybrid Services. In response to increasing demand from certain Manufacturers who are outsourcing more of their retail services functions, the Company has begun using "hybrid" agreements under which the Company provides only specified services, geographic coverage and Retailer coverage to a Manufacturer. Providing retail-only services is a common hybrid arrangement. Retail-only services primarily include initial retail shelf set-ups and subsequent store shelf space management. These services generally provide for compensation equivalent to a commission of approximately 1% of the value of product sales to the Retailer.

  Private Label. The Company's private label division, which accounted for approximately 18% of the Company's revenues during 1998 on a pro forma basis, develops, procures, and manages inventory of private label products (including frozen fruits and vegetables and other products) on behalf of certain Retailers.

  Store Supplies. The Company's store supplies division, which accounted for approximately 2% of the Company's revenues during 1998 on a pro forma basis, operates as a distributor for Monarch Marking Systems,

Inc. selling price marking equipment, labels and other related store supplies to Retailers in New England and metropolitan New York City. In addition, the Company sells a bio-degreaser product to Retailers' supermarket, meat and bakery departments, restaurants and other food service customers directly and through local distributors.

Seasonality

  Each of Merkert and Rogers have experienced and the Company expects to continue to experience fluctuations in quarterly revenues and operating results as a result of seasonal patterns as many Retailers generate relatively lower revenues in January, February, July and August. As a result, the Company has historically experienced lower revenues in the first and third quarters of the year. Results of operations for any particular quarter therefore are not necessarily indicative of the results of operations for any future period. Future seasonal and quarterly fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Information Technology

  The application of information technology has become an increasingly important element in the food brokerage industry. In order to provide Manufacturers and Retailers with the most efficient and useful information and services, the Company has invested in current retail information technology.

  Electronic Data Interchange. The EDI system, which was first used in the industry in 1980, streamlines order communications among food brokers, Retailers and Manufacturers. An increasing number of Manufacturers, Retailers and food brokers have integrated their systems with EDI. Orders sent by EDI are transmitted on-line from the Retailer to the Company and entered automatically into the Company's order databases. Orders are reviewed by the Company to verify that quantities, product codes, pricing, pack sizes and promotions have been correctly submitted. The Company then places orders with certain Manufacturers via EDI. By reducing manual effort, the system significantly curtails order input errors, expedites order processing and reduces the number of personnel required to fulfill this function.

  Retail Information. The Company utilizes a retail reporting system to update Manufacturers with store-specific information regarding their products. The Company's retail representatives record information on in-store merchandise conditions, including product placement and pricing information. This information is then entered into the Company's retail reporting system. This system allows both the Company and its Manufacturers to easily access store-level information.

  Local Area Network and Web Technology. The Company was among the first food brokers to install a company-wide local area network and wide area network, enabling it to provide on-line information to Manufacturers and Retailers. To disseminate this information, the Company utilizes the Internet and dedicated extranets. The Company's Internet site on the worldwide web is being developed to market the Company's services to potential Manufacturers and Retailers. The Company's on-line service allows it to provide Retailers and Manufacturers with marketing, sales and other information related to their products and operations.

Competition

  The food brokerage market is large and fragmented, with brokers serving numerous local markets and several large brokers serving multiple regions in the United States. The Company acts as the exclusive broker for certain products of a Manufacturer only within specific geographic markets. Manufacturers typically use multiple food brokers, divided by product line or geographic market. The Company competes with other food brokers for the right to represent Manufacturers' product lines to Retailers including those serving local markets as well as large brokers serving multiple regions. Competition is based primarily on breadth of geographic coverage and the quality and scope of services provided. In addition, many Manufacturers, including some of the Manufacturers served by the Company, employ sales personnel to sell directly to Retailers and distributors.

  The Company is one of the five largest food brokers in the United States and competes with the nation's other multi-regional food brokers--Advantage Sales, Richmont Marketing Specialists, Crossmark and Acosta-PMI. In total, there are approximately 12 large regional food brokerage firms in the United States. On a local and regional basis the Company competes with Pezrow, Eastern States and MAI. Some of the Company's competitors include alliances of smaller regional food brokers.

Employees

  The Company has approximately 2,600 full and part-time employees. The Company believes that its relations with its employees are good. None of the Company's employees is a member of any labor union.

Financial Information About Segments, Foreign and Domestic Operations and Expert Sales

  The Company operates in two principal business segments: Food Brokerage and Private Label principally in the United States. See Note 15 of the Company's Notes to Consolidated Financial Statements.

                                 RISK FACTORS

  The following risk factors should be carefully reviewed in addition to other information in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those risk factors set forth below as well as those factors discussed elsewhere in this Annual Report on Form 10-K.

Substantial Leverage

  In connection with the closing of the Combination and the Offering, the Company obtained a $75 million Credit Facility (the "Credit Facility") from First Union National Bank and First Union Capital Markets. First Union National Bank is an affiliate of Wheat First Securities, Inc., one of the Underwriters of the Offering. First Union Capital Markets is a division of Wheat First Securities, Inc. The Credit Facility consists of a five-year secured, fully amortizing $50 million term loan (the "Term Loan") and a three-year, secured $25 million revolving line of credit (the "Revolving Credit"). The provisions of the Term Loan and Revolving Credit are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." As a result, the Company had indebtedness (approximately $85.2 million at December 31, 1998) that is substantial in relation to its stockholders' equity, as well as interest and debt service requirements that are significant compared to its income and cash flow from operations.

  The degree to which the Company is leveraged could have significant consequences including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, thereby reducing funds available to the Company for other purposes; (iii) the agreements governing the Credit Facility contain certain restrictive financial and operating covenants; and (iv) the Company's degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Absence of Combined Operating History; Risks of Integration

  Prior to the Combination, Merkert and Rogers operated independently. The Company intends to operate Merkert and Rogers and any subsequently acquired businesses on a cohesive, but locally oriented, basis. If proper overall business incentives and controls are not implemented, this locally oriented operating strategy could result in inconsistent operating and financial practices and the Company's overall profitability could be adversely affected. The failure of the Company to integrate successfully the operations of Merkert and Rogers and any subsequently acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Implementation of Acquisition Strategy; Risks Related to Growth Strategy

  One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of additional food brokerage companies. The Company expects to spend significant time and effort in expanding its existing business and identifying, completing and integrating acquisitions. Moreover, the Company expects to face competition for acquisition candidates that may limit the number of acquisition opportunities available to the Company and may result in higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into the Company without substantial costs, delays or other problems. The Company's inability to identify appropriate acquisition candidates, to acquire such candidates at prices acceptable to the Company or to manage such acquired businesses profitably could have a material adverse effect on the Company's business, financial condition and results of operations.

  There can be no assurance that the Company's growth strategy will be successful or that the Company will be able to generate cash flow sufficient to fund its operations and to support internal growth. The Company's inability to achieve internal earnings growth or otherwise execute its growth strategy could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Business Strategy."

Materiality and Accounting Treatment of Goodwill

  The Company's balance sheet at December 31, 1998 includes an amount designated as "goodwill" that represents a material portion of assets and stockholders' equity.

  Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. Management has determined this amortization period to be 40 years. If management used a 40-year amortization period for goodwill or any other material intangible asset having an actual benefit period of less than 40 years, earnings reported in periods following the acquisition of such goodwill or intangible assets would be overstated. If the amortization period used by management is longer than the related benefit period, in later years the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. In addition, earnings in later years could also be significantly affected if management determined then that the remaining balance of goodwill was impaired. Management has concluded that the anticipated future cash flows associated with intangible assets recognized in the Combination will continue for 40 years and that there is no persuasive evidence that any material portion will dissipate over a period shorter than 40 years.

  The Financial Accounting Standards Board (the "FASB") has undertaken a project to comprehensively reconsider the accounting standards for business combinations. In connection with this project, the FASB may consider such issues as the accounting for goodwill including its amortization periods. The Company is presently unable to determine what the results, if any, of this project may be.

Manufacturer Representation Conflicts

  Certain Manufacturers may not allow food brokers they have engaged to represent any lines or products such Manufacturers believe to be in competition with their own line of products in a given market territory. Manufacturers can be subjective in their definition of a conflict. In addition, a Manufacturer may object to the Company's private label business or its representation of another Manufacturer that produces a similar product for sale in other geographic regions or trade channels. The Company is sensitive to potential conflicts and must exercise care in determining how to resolve conflicts and potential conflicts as new food broker businesses are acquired and as Manufacturers continue to grow, merge and expand into new product categories and geographic areas. The integration of Merkert and Rogers has resulted, and may continue to result, in certain Manufacturer conflicts, particularly in the mid-Atlantic region where the operations of Merkert and Rogers overlap. The Company may be required, in order to resolve a conflict, to choose to represent particular lines or products in lieu of others, and the Company may not select the lines of products that are ultimately the most successful. The inability of the Company to resolve or deal with Manufacturer representation conflicts or potential conflicts could have a material adverse effect on the Company's business, financial condition and results of operations.

Consolidation of Manufacturers and Retailers

  The food brokerage industry is presently being affected by several changes. Consolidation among Manufacturers may result in, among other things, a greater likelihood of Manufacturer conflicts, which could result in lost revenues for the Company. See "--Manufacturer Representation Conflicts." Consolidation among Retailers may result in lost revenues to the Company in the event that the Company does not cover the geographic region or regions in which the Retailer's buying or purchasing office is located. In addition, mass merchandisers such as warehouse clubs and superstores have experienced significant growth in recent years. Historically, many mass merchandisers have tended to use fewer brokerage services and, instead, rely on direct relationships with Manufacturers. These changes in the food industry marketplace will require the Company to adapt its operations. There can be no assurance that the Company will be able to adjust to such industry changes or that the changes the Company undertakes will be effective and enable the Company to operate its business profitably. The inability of the Company to make appropriate adjustments in response to these trends could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

  The Company will depend on Gerald R. Leonard, Chairman and Chief Executive Officer, and Douglas H. Holstein, Chief Operating Officer. In addition, the Company will rely on many of the executives of each of Merkert and Rogers, whose reputations and relationships with Manufacturers and Retailers have contributed in large part to the success of Merkert and Rogers, respectively. Though the Company has entered into employment agreements with certain key executives, there can be no assurance that the Company will be able to retain the services of such executives or any other management or key sales personnel. A loss of the services of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations.

Voting Control By Directors, Executive Officers and Principal Stockholders

  As of February 16, 1999, an aggregate of approximately 27.5% of the Company's outstanding Common Stock is beneficially owned by its directors and executive officers and their affiliates. This percentage ownership does not give effect to the exercise of options to purchase 345,000 shares of Common Stock held by certain of these individuals, which, if exercised in whole or in part, will further concentrate ownership of the Common Stock. Such concentration of ownership, together, in some cases, with certain provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and certain sections of the Delaware General Corporation Law, may have the effect of delaying or preventing a "change in control" of the Company. See "--Anti-Takeover Effect of Certificate of Incorporation and By-law Provisions and Delaware Law" and "Security Ownership of Certain Beneficial Owners and Management."

Possible Future Sales of Shares

  Sales of substantial amounts of Common Stock in the public market after the Offering pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, or the perception that such sales could occur, may adversely affect prevailing market prices of the Common Stock and could impair the future ability of the Company to raise capital through an offering of its equity securities or to effect acquisitions using shares of its Common Stock. The shares of Common Stock issued prior to the Offering and in the Combination, are "restricted securities" within the meaning of Rule
144. Unless the resale of such shares is registered under the Securities Act (including pursuant to registration rights granted by the Company (see "Certain Relationships and Related Transactions")), these shares may not be sold in the open market until after the first anniversary of the transaction in which they were acquired, and then only in compliance with the applicable requirements of Rule 144. The Company, the holders of all shares issued prior to the Offering and all stockholders of Merkert have agreed, with certain exceptions, not to sell or otherwise dispose of any shares of Common Stock, or any securities convertible into or exercisable or exchangeable for shares of Common Stock, prior to June 16, 1999, without written consent of the Company's Underwriters. In addition, at least 938,340 shares of Common Stock are issuable under the 1998 Stock Plan in the open market, subject to Rule 144 and lock-up limitations described above. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

Anti-Takeover Effect of Certificate of Incorporation and By-law Provisions and Delaware Law

  Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated By-laws, certain sections of the Delaware General Corporation Law and the ability of the Company's Board of Directors (the "Board of Directors") to issue shares of preferred stock and to establish the voting rights, preferences and other terms thereof may be deemed to have an anti-takeover effect. These provisions may discourage takeover attempts not first approved by the Board of Directors, including takeovers that certain stockholders may deem to be in their best interests. In addition, these provisions could delay or frustrate the removal of incumbent directors or the assumption of control by stockholders, even if such removal or assumption of control would be beneficial to stockholders. See "Directors and Executive Officers of the Registrant."

Dividend Policy

  The Company intends to retain earnings to finance the growth and development of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company and such other factors as the Board of Directors may deem relevant. In addition, the Credit Facility prohibits the Company from paying any dividend without the consent of the lenders thereunder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 2. Properties

  The Company owns its executive offices located in Canton, Massachusetts containing approximately 45,000 square feet of space. In addition, the Company maintains 30 sales offices in 25 states in the eastern United States, 28 of which are leased and two of which are owned. The two owned sales offices (which are the largest sales offices) are as follows:

                                                      Approximate
     Location                       Principal Usage Area in Sq. Ft. Leased/Owned
     --------                       --------------- --------------- ------------
     Charlotte, NC.................     Office          54,000         Owned*
     Canton, MA....................     Office          50,000         Owned

--------
* The Company expects to sell this facility to a third party. Such third party will lease this facility to the Company. The net proceeds of the sale will be distributed to certain former Rogers' shareholders. See "Certain Relationships and Related Transactions."

  The Company believes that its properties are generally well maintained, in good condition, are adequate for present needs and that suitable additional or replacement space will be available as required.

Item 3. Legal Proceedings and Administrative Matters

  The Company received a written notice from the sellers of a food brokerage business acquired by Merkert alleging the breach of certain covenants contained in the agreement with the sellers. The sellers have claimed that such breaches have caused the acceleration of certain payments to them of the deferred purchase price and employment-related obligations. The sellers have filed an arbitration demand claiming breach of contract and are seeking an acceleration of the payment of the deferred purchase price in the amount of approximately $7.4 million, together with interest, costs and attorneys' fees. In addition, the sellers are seeking termination of employment with Merkert for cause, which termination would not relieve Merkert of its liability under such sellers' employment agreements and would render the non-competition and confidentiality covenants null and void. The arbitration is currently pending before the American Arbitration Association. In connection with the acquisition of Merkert, a portion of the cash purchase price has been held in escrow to cover certain of the potential liabilities that could result from an adverse outcome of this arbitration. The Company believes that such matter, if determined adversely to the Company, would not have a material adverse effect on its financial condition or results of operations.

  Merkert is currently the subject of an audit with respect to its federal income tax returns for its fiscal years 1995, 1996 and 1997. In connection with the acquisition of Merkert, a portion of the cash purchase price has been held in escrow to cover potential liabilities resulting from the audit. The Company does not believe that the ultimate outcome of this audit will have a material adverse effect on its financial condition or results of operations.

  The Company is from time to time a party to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims. In the opinion of management, any liability that the Company might incur upon the resolution of any such litigation will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  The stockholders of the Company voted by written consent in lieu of a special joint meeting of directors and stockholders on each of October 30, 1998 (the "October Consent"), November 16, 1998 (the "November Consent"), December 14, 1998 (the "December 14 Consent"), December 15, 1998 (the "December 15 Consent") and December 18, 1998 (the "December 18 Consent").

  As described in the next paragraph, pursuant to the December 18 Consent, the Company's stockholders approved, effective upon the consummation of the Offering, the appointment of the Company's current directors, Gerald R. Leonard, Douglas H. Holstein, Edward P. Grace, III, James L. Monroe and James
A. Schlindwein.

  Pursuant to the October Consent, the Company's stockholders approved the issuance of shares of Common Stock in the Offering, the form of the S-1 registration statement and underwriting agreement for the Offering, the appointment of a transfer agent for the Common Stock, the issuance of certain stock options and approval of the Company's senior credit facility. Pursuant to the November Consent, the Company's stockholders approved the issuance of certain stock options and amendments to the purchase agreements relating to the Combination. Pursuant to the December 14 Consent, the Company's stockholders approved an amendment to the Merkert purchase agreement relating to the Combination. Pursuant to the December 15 Consent, the Company's stockholders approved a stock dividend of 729.9074 shares of Common Stock and
186.5 shares of Restricted Common Stock for each issued and outstanding share of Common Stock, as well as the issuance of certain stock options. Pursuant to the December 18 Consent, the Company's stockholders approved, effective upon the consummation of the Offering, the appointment of the Company's current directors, Gerald R. Leonard, Douglas H. Holstein, Edward P. Grace, III, James
L. Monroe and James A. Schlindwein.

  Each of such consents was unanimous with 1,800 votes cast for, zero votes cast against, no votes withheld, no abstentions and no broker non-votes. The foregoing voting results were the same for each of the directors.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock has traded on the Nasdaq National Market under the symbol "MERK" since December 18, 1998. The following table sets forth the high and low sale prices for the Common Stock for the period from December 18, 1998, the date of the Offering, through December 31, 1998.

                                                                   High   Low
                                                                  ------ ------
     Fourth Quarter (from December 18, 1998)..................... $15.63 $15.00

  As of March 26, 1999, there were approximately 29 holders of record of the Company's Common Stock.

  The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's Credit Facility contains restrictions on the Company's ability to pay dividends without the consent of the lenders thereunder.

  The Company completed the Offering of its Common Stock in December 1998. The Offering was made pursuant to a Registration Statement on Form S-1, originally filed with the Commission on May 22, 1998, as amended (Commission File No. 333-53419), which registration statement became effective on December 15, 1998. The Offering commenced on December 18, 1998 and terminated shortly thereafter before the sale into the public market of all of the registered shares of Common Stock.

  The shares of Common Stock sold in the Offering were offered for sale in the United States by a syndicate of underwriters represented by Wheat First Union, Cleary Gull Reiland & McDevitt Inc. and Scott & Stringfellow, Inc.

  The Company registered an aggregate of 5,060,000 shares of Common Stock (including 660,000 shares issuable upon the exercise of the underwriters' overallotment option) for sale in the Offering at a per share price of $15.00, for an aggregate offering price of $75,900,000. The Company sold 4,690,000 shares of Common Stock (including 290,000 shares issued upon the exercise of the underwriters' overallotment option) in the Offering resulting in aggregate offering proceeds of $70,350,000. As stated above, such shares were sold shortly after the commencement of the Offering.

  The Company incurred the following expenses in connection with the Offering (in millions):

     Underwriting discounts and commissions............................... $4.9
     Other expenses.......................................................  3.3
                                                                           ----
       Total expenses..................................................... $8.2
                                                                           ====

  After deducting the expenses set forth above, the Company received approximately $62.2 million in net proceeds from the Offering including approximately $4,350 received upon the exercise of the underwriters' overallotment options. The Company used approximately $56.6 million of the proceeds to pay the cash portion of the consideration for the Combination and approximately $5.6 million of the proceeds to repay a portion of the bank debt of Merkert and Rogers assumed in connection with the Combination.

  As former stockholders of Merkert or Rogers, certain officers and directors of the Company received, directly or indirectly, part of the cash consideration paid in the Combination, as follows:

     Gerald R. Leonard............................................... $   89,049
     Douglas H. Holstein.............................................  3,700,000
     Sidney D. Rogers, Jr............................................     73,369
     Marty D. Carter.................................................  1,250,000
     Glenn F. Gillam.................................................     63,753

Item 6. Selected Financial Data

Selected Consolidated Financial Data for Merkert American Corporation

  The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary consolidated financial data of the Company and its subsidiaries. The consolidated statement of operations data for the period from inception (March 4, 1998) through December 31, 1998 and the consolidated balance sheet data at March 31, 1998 and December 31, 1998 are derived from consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent auditors, and are included in
Item 8 of this Annual Report on Form 10-K. The financial data presented below are qualified by reference to the consolidated financial statements included herein and should be read in conjunction with such financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Period from
                                                                   Inception to
                                                                   December 31,
                                                                       1998
                                                                   ------------
                                                                   (dollars in
                                                                    thousands)
     Statement of Operations Data:
       Commissions................................................  $    5,975
       Sales......................................................       2,420
                                                                    ----------
         Revenues.................................................       8,395
       Operating (loss)...........................................      (1,187)
       Net (loss).................................................      (1,466)
       Net income (loss) per share--basic.........................  $    (0.78)
                                                                    ==========
       Weighted average shares--basic.............................   1,891,000
                                                                    ==========
       Net income (loss) per share--diluted.......................  $    (0.78)
                                                                    ==========
       Weighted average shares--diluted...........................   1,891,000
                                                                    ==========

                                                          March 31, December 31,
                                                            1998        1998
                                                          --------- ------------
     Balance Sheet Data:
       Total assets......................................   $789      $188,410
       Long-term obligations.............................    --         74,919
       Total stockholders' equity........................    --         72,595

Selected Financial Data for Merkert and Rogers

  The following selected consolidated statement of operations data for each of the three years ended December 31, 1997 and for the period ended December 18, 1998 and consolidated balance sheet data at December 31, 1995, 1996 and 1997 are derived from consolidated financial statements of each of Merkert and Rogers which have been audited by Arthur Andersen LLP, independent auditors, and are included elsewhere herein. The selected financial information at December 31, 1993 and 1994 and for the year ended December 31, 1994 for Merkert and October 31, 1994 for Rogers are derived from unaudited financial statements not included herein. The unaudited consolidated financial statements have been prepared by each of Merkert and Rogers on a basis consistent with the audited financial statements of each of Merkert and Rogers and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations of each of Merkert and Rogers for these periods. The consolidated results of operations for the period ended December 18, 1998 are not necessarily indicative of results for the year ending December 31, 1998 or any future period. See the Company consolidated financial statements and the Notes thereto and the Merkert and Rogers financial statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.

Merkert

                                Year ended December 31,            Period Ended
                         ----------------------------------------  December 18,
                            1994       1995      1996      1997        1998
                         ----------- --------  --------  --------  ------------
                                       (dollars in thousands)
                         (unaudited)
Statement of Operations
 Data:
Commissions.............  $ 68,247   $ 73,336  $ 80,661  $104,274    $ 90,254
Sales...................    37,395     49,233    44,916    43,105      42,185
                          --------   --------  --------  --------    --------
  Revenues..............   105,642    122,569   125,577   147,379     132,439
Operating income
 (loss)(1)..............      (329)     2,434       633     1,373      (6,278)
Net (loss)..............      (750)      (461)   (2,074)   (3,449)    (10,988)
Other Financial Data:
EBITDA(2)(3)............     2,054      4,566     3,080     5,857      (1,841)
                                           At December 31,
                         ------------------------------------------------------
                            1993       1994      1995      1996        1997
                         ----------- --------  --------  --------  ------------
                                       (dollars in thousands)
                             (unaudited)
Balance Sheet Data:
Total assets............  $ 28,418   $ 27,759  $ 31,425  $ 47,422    $ 58,699
Long-term debt, less
 current maturities.....     3,554      1,508     3,458    15,590      21,278
Convertible preferred
 stock..................     6,360      6,360     6,360     6,360       5,720

Rogers

                                    Year ended December 31,        Period Ended
                              ------------------------------------ December 18,
                                 1994      1995    1996     1997       1998
                              ----------- ------- -------  ------- ------------
                                           (dollars in thousands)
                              (unaudited)
Statement of Operations
 Data:
Commissions.................    $30,626   $47,496 $63,311  $82,985   $ 79,558
Operating income (loss).....        816     3,149     107    4,085    (15,949)
Net income (loss)...........         13     1,034  (1,089)     745    (17,889)
Other Financial Data:
EBITDA(2)(4)................      1,245     4,222   1,753    6,601    (13,510)
                                At October 31,          At December 31,
                              ------------------- -----------------------------
                                 1993      1994    1995     1996       1997
                              ----------- ------- -------  ------- ------------
                                           (dollars in thousands)
                                  (unaudited)
Balance Sheet Data:
Total assets................    $10,948   $13,406 $23,318  $37,761   $ 38,999
Long-term debt, less current
 maturities.................      5,812     7,093  15,009   24,849     30,830

--------
(1) Includes a restructuring charge of $5,987 for the period ended December 18, 1998.
(2) EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company believes that EBITDA may be useful for measuring the Company's ability to service debt, to make new investments and to meet working capital requirements. EBITDA as calculated by the Company may not be consistent with calculations of EBITDA by other companies. EBITDA should not be considered in isolation from or as a substitute for net income (loss), cash flows from operating activities or other statements of operations or cash flows prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.
(3) In addition to a restructuring charge of $5,987, Merkert incurred approximately $3,500 of non-recurring charges (consisting primarily of severance related costs) for the period ended December 18, 1998.
(4) Approximately $15.5 million of the loss for the period ended December 18, 1998 pertains to aggregate non-recurring compensation charges recorded in the fourth quarter of 1998 by Rogers pertaining to the (i) transfer of shares of common stock of Rogers by the principal stockholders to certain minority stockholders and (ii) the life insurance policies (including cash surrender values) to be distributed to certain stockholders of Rogers. In addition, approximately $0.9 million of this loss pertains to restructuring charges related to the cost of terminated employees and closed offices and $1.0 million pertaining to legal fees and other liabilities incurred in connection with the Combination.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere herein. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements as of, and for the period ended, December 31, 1998 and Merkert's and Rogers' respective financial statements and related notes thereto presented elsewhere in this Annual Report on Form 10-K.

Introduction

  The Company was organized in March 1998 to create a leading food brokerage firm providing outsourced sales, merchandising and marketing services to Manufacturers. The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with Retailers. The Company's principal source of revenue is commissions it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected Retailers.

  Prior to December 18, 1998 the Company conducted operations only in connection with the Combination and the Offering. On December 18, 1998, the Company purchased all of the issued and outstanding capital stock of Merkert and Rogers in the Combination.

  On December 18, 1998 the Company sold 4.4 million shares of its common stock at a price of $15.00 per share. The net proceeds from the Offering, net of the Underwriters' discount, was $61.4 million. The Company also borrowed $50.0 million under the term loan portion of the Credit Facility.

  The operating results of the Company reflect only activity subsequent to the Combination and the Offering, from December 18, 1998 to December 31, 1998 with respect to Merkert and Rogers. Prior to December 18, 1998 the Company's Statement of Operations only reflects the non-recurring, non-cash compensation charge of approximately $1.3 million in the second quarter of 1998 pertaining to the April 1998 purchases of 275,222 shares of Common Stock from the Company.

  Prior to the Combination, Merkert and Rogers operated throughout the periods presented as independently owned entities. For financial reporting purposes, the Company is presented as acquiring Merkert and Rogers. Merkert, headquartered in Canton, Massachusetts, was founded in 1950 and operates 10 offices throughout New England, New York, and the mid-Atlantic, from Maine west to Ohio and south to Virginia. Rogers, headquartered in Charlotte, North Carolina, was founded in 1934 and operates 20 offices throughout the southeastern and mid-Atlantic United States.

  The Company has long-standing relationships with many of its Manufacturers and represents more than 750 Manufacturers. Industry practice is that food brokers' relationships with Manufacturers are generally governed by contracts which are typically terminable by either party upon 30 days' notice. In the ordinary course of business the Company experiences turnover in these relationships as a result of Manufacturer conflicts or strategic decisions by the Company or a Manufacturer. There can be no assurance that losses in revenue will not be incurred as a result of potential Manufacturer conflicts associated with the Combination or future acquisitions by the Company.

Acquisition History

  The food brokerage industry has experienced significant consolidation as the number of food brokerage firms has decreased from 2,500 to less than 1,000 over the past 10 years. A number of the companies in the food brokerage industry, including Merkert and Rogers, have participated in the trend toward consolidation by acquiring other food brokerage businesses, generally financing these transactions with debt and/or by deferring the payment of a portion of the purchase price.

  As part of their business development, both Merkert and Rogers have been active in pursuing acquisition opportunities. Since 1996, each of Merkert and Rogers has completed several acquisitions.

  Since the beginning of 1996, Merkert has completed four asset acquisitions of food brokerage companies. These included ABD Sales, Inc. ("ABD") in metropolitan New York (October 1996), DelGrosso, Richardson, Morrison, Inc. ("DRM") in the mid-Atlantic region (October 1996), JP Luciano, Inc. and Luciano Food Brokers, Inc. ("Luciano") in upstate New York (January 1997) and Toomey-DeLong, Inc. ("T-D") in New England (January 1997). DRM was the only acquisition outside an existing territory of Merkert.

  Since the beginning of 1996, Rogers has completed 8 significant acquisitions of food brokerage companies including, among others, G.B.S. (October 1996) and Fitzwater (November 1996) in the mid-Atlantic region, Sales Support in South Carolina (November 1996) and Marketing Performance, Inc. in Alabama (November
1996).

Results of Operations

  The following defined terms are used in conjunction with both Merkert's and Rogers' discussion of operating results.

  Revenues. Revenues are derived mainly from commissions earned from Manufacturers based on the Manufacturers' invoices to Retailers for products sold. Commissions are usually expressed as a percentage of the invoice as agreed by contract between the Manufacturer and broker. Commission rates typically range from 3% for full brokerage services to 1% for retail-only services. Merkert also derives revenues, referred to as "Sales," from the sale of products including private label packaging materials and frozen products, such as fruits and vegetables, to certain Retailers, and other products for certain Manufacturers. See "Business--Services and Operations."

  Cost of sales. Cost of sales are primarily the direct cost of private label products sold by Merkert, such as the cost of packaging and frozen vegetables purchased from suppliers.

  Selling, general and administrative expenses. Selling expenses are predominately comprised of salaries, fringe benefits and incentives for personnel directly involved in providing services to Manufacturers and Retailers. Other selling expenses include, among other things, automobiles utilized by the sales personnel, promotional expenses, and travel and entertainment. General and administrative expenses consist primarily of salaries and fringe benefits for administrative and corporate personnel, occupancy and other office expenses, information technology, communications and insurance.

  Depreciation and amortization expenses. Depreciation and amortization expenses relate to property, plant and equipment and intangible assets, including goodwill incurred and noncompete agreements entered into in connection with the Company's acquisition program.

Results of Operations--Merkert

  The following table sets forth the results of operations of Merkert on a historical basis. The historical results of Merkert discussed below do not reflect the operations of Rogers or the effect of any pro forma adjustments (dollars in thousands).

                            Years ended December 31,           Period ended
                          ---------------------------------    December 18,
                               1996              1997              1998
                          ---------------   ---------------   ---------------
Commissions.............  $ 80,661          $104,274          $ 90,254
Sales...................    44,916            43,105            42,185
                          --------          --------          --------
  Revenues..............  $125,577  100.0%  $147,379  100.0%  $132,439  100.0%
Cost of sales...........    41,890   33.4     39,027   26.5     38,709   29.2
Selling expenses........    52,510   41.8     69,913   47.4     59,778   45.1
General and
 administrative.........    28,097   22.4     32,582   22.1     29,806   22.5
Depreciation and
 amortization...........     2,447    1.9      4,484    3.1      4,437    3.4
Restructuring expense...       --     --         --     --       5,987    4.5
                          --------  -----   --------  -----   --------  -----
Operating income
 (loss).................       633    0.5      1,373    0.9     (6,278)  (4.7)
Interest expense, net...     2,150    1.8      4,954    3.4      4,180    3.2
Other (income) expense,
 net....................      (247)  (0.3)       (23)  (0.1)       530    0.4
                          --------  -----   --------  -----   --------  -----
(Loss) before income
 taxes..................    (1,270)  (1.0)    (3,558)  (2.4)   (10,988)  (8.3)
Provision (benefit) for
 income taxes...........       804    0.6       (109)  (0.1)       --     --
                          --------  -----   --------  -----   --------  -----
Net (loss)..............    (2,074)  (1.6)    (3,449)  (2.3)   (10,988)  (8.3)
Preferred stock
 dividend...............       445    0.4        445    0.3        300    0.2
                          --------  -----   --------  -----   --------  -----
Net (loss) applicable to
 common stockholders....  $ (2,519)  (2.0)% $ (3,894)  (2.6)% $(11,288)  (8.5)%
                          ========  =====   ========  =====   ========  =====

 Merkert results for the period ended December 18, 1998 compared to 1997

  Revenues. Revenues decreased by $14.9 million, or 10.1%, from $147.4 million for the year ended December 31, 1997 to $132.4 million for the period ended December 18, 1998. Approximately $5.5 million of this decrease is attributable to the shortened operating period ended December 18, 1998. Of the remaining $9.5 million decrease in revenues, commission revenue decreased by approximately $11.0 million or 10.5% from $104.3 million for the year ended December 31, 1997 to $93.3 million on an annualized basis in 1998. Approximately 31% of the decrease in revenues from commissions is due to the impact of a discontinued retail merchandising operation which had been established in 1995 to serve one specific Retailer. Approximately 25% of the decrease in revenues from commissions is due to lost business arising from the resolution of Manufacturer conflicts resulting from the Combination while the remaining 44% is attributable to the resolution of Manufacturer conflicts arising from prior acquisitions. See "--Combined Integration Activities."

  Sales. Sales increased by $1.5 million, or 3.5%, from $43.1 million for the year ended December 31, 1997 to $44.6 million on an annualized basis in 1998 due to increases in promotional programs as well as increases in private label sales.

  Selling expenses. Selling expenses decreased by $10.1 million, or 14.4%, from $69.9 million in 1997 to $59.8 million for the period ended December 18, 1998. Approximately $2.2 million of such decrease is due to the shorter operating period in 1998. The remaining decrease of $7.9 million is primarily due to reductions in personnel associated with acquisitions in overlapping geographic areas which were made in late 1996 and during 1997, reductions relating to the integration of Merkert and Rogers operations prior to the Combination and reductions associated with the discontinued merchandising operations.

  General and administrative expenses. General and administrative expenses decreased by $2.8 million, or 8.5% from $32.6 million for the year ended December 31, 1997 to $29.8 million for the period ended December 18, 1998. Approximately $1.0 million of this decrease is due to the shorter 1998 operating period. The remaining decrease is due to reductions in personnel associated with acquisitions in overlapping geographic areas which were made in late 1996 and during 1997, reductions relating to the integration of Merkert and Rogers operations prior to the Combination and reductions associated with the discontinued merchandising operations. Included in the 1998 general and administrative expenses is $4.0 million of cost attributable to the Combination, including $2.7 million of severance costs.

  As a percentage of revenues, selling, general and administrative expenses decreased from 69.5% for 1997 to 67.6% on an annualized basis in 1998.

  Restructuring expense. The results for the period ended December 18, 1998 reflect restructuring expenses of $6.0 million with no corresponding charge during 1997. These expenses relate to severance costs associated with elimination of certain positions primarily as a result of integration activities in the metropolitan New York and mid-Atlantic regions, as well as costs associated with certain sales offices made redundant in the integration activities in these regions.

  Depreciation and amortization. Depreciation and amortization expenses were substantially unchanged from the year ended December 31, 1997 to the period ended December 18, 1998. On an annualized basis, depreciation expense would have been approximately $0.1 million higher in 1998 versus 1997 due to deprecation expense increases associated with the new Merkert corporate headquarters completed in the third quarter of 1997.

  Interest expense. Interest expense decreased by $0.8 million, or 16.5%, from $5.0 million for the year ended December 31, 1997 to $4.2 million for the period ended December 18, 1998. Approximately $0.1 million of the decrease is attributable to the shorter 1998 operating period. The remaining $0.7 million decrease was caused by reductions in debt due to principal payments made during the period and a reduction in interest expense associated with the IRS obligation.

  (Loss) before income taxes. The loss before income taxes increased from $(3.6) million for the year ended December 31, 1997 to $(11.0) million for the period ended December 18, 1998.

  Provision (benefit) for income taxes. The provision for income taxes increased by $0.1 million from a benefit of $(0.1) million for the year ended December 31, 1997 to no provision for the period ended December 18, 1998 due to the increase in the valuation allowance for deferred tax assets.

  Net (loss). The net loss increased by approximately $8.3 million from ($3.4) million for the year ended December 31, 1997 to ($11.0) million for the period ended December 18, 1998.

  Preferred stock dividends. The amount payable in respect of preferred stock dividends decreased by $0.1 million due to the shorter 1998 operating period.

  Net (loss) applicable to common stockholders. The net loss applicable to common stockholders increased by $7.4 million from the year ended December 31, 1997 to the period ended December 18, 1998.

 Merkert results for 1997 compared to 1996

  Revenues. Revenues increased by $21.8 million, or 17.4%, from $125.6 million in 1996 to $147.4 million in 1997. Revenues from commissions increased by $23.6 million, or 29.3% from $80.7 million to $104.3 million. Substantially all of the commission increase is attributable to acquisitions consummated in late 1996 and early 1997 net of account losses associated with product conflicts related to the acquired companies and other factors. Sales of products decreased by $1.8 million, or 4.0%, from $44.9 million in 1996 to $43.1 million in 1997 primarily as a result of a major Retailer choosing to manage its private label frozen vegetable program internally in the fourth quarter of 1996.

  Selling expenses. Selling expenses, principally related to payroll, auto and related costs, increased by $17.4 million, or 33.1%, from $52.5 million in 1996 to $69.9 million in 1997 due to increased personnel associated with the acquisitions.

  General and administrative expenses. General and administrative expenses increased by $4.5 million, or 16.0%, from $28.1 million in 1996 to $32.6 million in 1997 also due principally to costs associated with the full year effect of the acquisitions. Such expenses were offset, in part, by savings relating to the integration of such acquisitions.

  In 1997, Merkert focused on the integration of acquisitions into Merkert's operating system. Included in these activities was the reduction of selling, general and administrative expenses in connection with Merkert's metropolitan New York operations. The Boerner Division, which operated as one of three separate Merkert divisions in the metropolitan New York area following the ABD acquisition, was merged into Merkert's remaining two metropolitan New York divisions. Additionally, Merkert undertook staff reductions in the mid-Atlantic region in response to competitive conditions.

  Annualized payroll was reduced by $11.6 million, or 17.9%, from $64.8 million in January 1997 to $53.2 million in December 1997 as a result of these efforts as well as the discontinuation of the merchandising operation. Since the changes were made over the course of the year, the historical periods do not reflect the full effect of the implementation of these cost-saving initiatives. Selling, general and administrative expenses in 1997 also reflect the impact of approximately $1.0 million of restructuring costs associated with severance of personnel and the elimination of duplicative offices as a result of these acquisitions.

  Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 83.2%, from $2.4 million in 1996 to $4.5 million in 1997, primarily as a result of the amortization of goodwill and other intangible assets associated with acquisitions.

  Interest expense. Interest expense increased by $2.8 million from $2.2 million in 1996 to $5.0 million in 1997, due mainly to interest expense related to obligations to sellers in connection with acquisitions. Interest expense associated with the revolving line of credit and Merkert's real estate mortgage increased by $0.6 million due to increased borrowings to fund working capital as well as a new corporate headquarters that was completed late in 1997.

  (Loss) before income taxes. The loss before income taxes increased by $2.3 million from ($1.3) million in 1996 to ($3.6) million in 1997, mainly due to the effects of the charges for amortization and interest associated with the acquisitions.

  Provision (benefit) for income taxes. The provision for income taxes represented a benefit of ($0.1) million in 1997 versus a $0.8 million provision in 1996. The 1996 provision resulted from an increase in the valuation allowance of $1.6 million for deferred tax assets, as well as to permanent non-deductible expenses, principally related to travel and entertainment expenses.

  Net (loss). The net loss increased by $1.3 million, or 66.3%, from ($2.1) million in 1996 to ($3.4) million in 1997 due to the significant increase in acquisition-related amortization, interest expense and other factors as discussed above.

  Preferred stock dividends. Preferred stock dividends paid to participants in the Merkert Enterprises, Inc. Employee Stock Ownership Plan (the "ESOP") totaled $0.4 million in 1996 and 1997. These dividends are a direct charge to retained earnings and do not impact the net loss as reported.

  Net (loss) applicable to common stockholders. The net loss applicable to common stockholders increased by $1.4 million, or 54.6%, from ($2.5) million in 1996 to ($3.9) million in 1997 as "Net income (loss)" and "Net income
(loss) available to common stockholders" differ only by the direct retained earnings charge for the preferred stock dividend.

Results of Operations--Rogers

  The following table sets forth the results of operations of Rogers on a historical basis. The historical results of Rogers discussed below do not reflect the operations of Merkert or the effect of any pro forma adjustments (dollars in thousands).

                               Years ended December 31,        Period ended
                              ------------------------------   December 18,
                                  1996             1997            1998
                              --------------   -------------  ---------------
Commissions.................  $63,311  100.0%  $82,985 100.0% $ 79,558  100.0%
Selling expenses............   50,614   79.9    63,361  76.3    76,894   96.7
General and administrative..   10,944   17.3    13,023  15.7    15,226   19.1
Depreciation and
 amortization...............    1,646    2.6     2,516   3.0     2,439    3.0
Restructuring expense.......      --     --        --    --        948    1.2
                              -------  -----   ------- -----  --------  -----
Operating income (loss).....      107    0.2     4,085   5.0   (15,949) (20.0)
Interest expense............    1,656    2.6     2,536   3.1     2,617    3.3
                              -------  -----   ------- -----  --------  -----
Income (loss) before income
 taxes......................   (1,549)  (2.4)    1,549   1.9   (18,566) (23.3)
Provision (benefit) for
 income taxes...............     (460)  (0.7)      804   1.0      (677)  (0.8)
                              -------  -----   ------- -----  --------  -----
Net income (loss)...........  $(1,089)  (1.7)% $   745   0.9% $(17,889) (22.5)%
                              =======  =====   ======= =====  ========  =====

 Rogers' results for the period ended December 18, 1998 compared to 1997

  Revenues. Commission revenues decreased by $3.4 million, or 4.1%, from $83.0 million for the year ended December 31, 1997 to $79.6 million for the period ended December 18, 1998. Approximately $2.9 million or 85% of such decrease in revenues is attributable to the shortened operating period in 1998. The balance of the decrease is due to revenues lost due to manufacturer conflicts, principally in the Mid-Atlantic, offset by additional revenues gained in other markets. The conflict related losses are principally due to the integration of the Rogers and Merkert Mid-Atlantic operations during the second half of 1998.

  Selling expenses. Selling expenses increased by $13.5 million, or 21.3%, from $63.4 million for the year ended December 31, 1997 to $76.9 million for the period ended December 18, 1998. On a full year basis, selling expenses for Rogers are estimated to be $80.4 million, an increase of $17.0 million over 1997. All of the increase is attributable to non-recurring items associated with the Combination. Approximately $14.8 million of this amount relates to non-cash compensation charges due to the transfer of shares of common stock of Rogers by the then principal stockholders to certain minority stockholders and the assignment of life insurance policies and other assets distributed or to be distributed to certain former stockholders of Rogers. The remaining $2.2 million of non-recurring items is attributable to severance and payroll taxes relating to the aforementioned compensation charges.

  General and administrative expenses. General and administrative expenses increased by $2.2 million, or 16.9%, from $13.0 million for the year ended December 31, 1997 to $15.2 million for the period ended December 18, 1998. This increase is attributable to increases in legal fees and travel related costs incurred in connection with the Combination, increases in communication costs (including for Internet and Intranet applications) and computer software upgrades.

  Depreciation and amortization. Depreciation and amortization expenses decreased by approximately $0.1 million from $2.5 million for the year ended December 31, 1997 to $2.4 million for the period ended December 18, 1998 mainly due to the shorter 1998 operating period.

  Restructuring expense. The results for the period ended December 18, 1998 reflect restructuring expenses of $0.9 million, with no corresponding change during 1997. These expenses relate to severance costs associated with elimination of certain positions primarily as a result of integration activities in the mid-Atlantic regions as well as costs associated with certain sales offices made redundant in the integration activities in the region.

  Interest expense. Interest expense increased by $0.1 million, from $2.5 million for the year ended December 31, 1997 to $2.6 million for the period ended December 18, 1998. The increase was due to higher average outstanding borrowings on Rogers' bank line of credit mainly due to increased expenses associated with restructuring and other Combination activity.

  Income (loss) before taxes. Income before taxes decreased by $20.1 million, from pre-tax income of $1.5 million for the year ended December 31, 1997 to a pre-tax loss of $(18.6) million in the period ended December 18, 1998.

  Provision (benefit) for income taxes. The provision for income taxes decreased by $1.5 million from a provision of $0.8 million in 1997 to a benefit of $(0.7) million in 1998 due to the decrease in income before income taxes discussed above.

  Net income (loss). Net income decreased by $18.6 million, from net income of $0.7 million for the year ended December 31, 1997 to a net loss of $(17.9) million for the period ended December 18, 1998.

 Rogers results for 1997 compared to 1996

  Revenues. Commission revenues increased by $19.7 million, or 31.1%, from $63.3 million in 1996 to $83.0 million in 1997. Approximately $13.0 million of the increase is due to acquisitions made in late 1996, mainly in the mid-Atlantic region (Fitzwater and G.B.S.). The balance of the increase, $6.7 million, is due to revenue growth from both new Manufacturers and existing Manufacturers represented. This represents an internal growth rate of 10.6% and is largely attributable to the development of Manufacturer relationships in newly acquired regions, including significant growth in Florida.

  Selling expenses. Selling expenses, principally related to payroll, auto and related costs, increased by $12.8 million, or 25.2%, from $50.6 million for 1996 to $63.4 million for 1997, due to temporary increases in staffing levels associated with acquisitions.

  General and administrative expenses. General and administrative expenses increased by $2.1 million or 19.0% from $10.9 million in 1996 to $13.0 million in 1997 also due principally to increased costs associated with acquisitions.

  Salaries and related expenses declined as a percentage of commission revenues from 66.1% in 1996 to 61.0% in 1997 due to the continuing integration of acquisitions into Rogers and related synergies coupled with improved utilization of existing personnel relating to the internal growth.

  Depreciation and amortization. Depreciation and amortization increased by $0.9 million, or 52.9%, from $1.6 million in 1996 to $2.5 million in 1997 due to the amortization of goodwill and other intangible assets associated with the acquisitions.

  Interest expense. Interest expense increased by $0.8 million, or 53.1%, from $1.7 million in 1996 to $2.5 million in 1997, due mainly to continuing principal payments on obligations to sellers in connection with acquisitions. Interest expense associated with Rogers' revolving line of credit increased by $0.4 million due to increased borrowings to fund Rogers' working capital.

  Income (loss) before taxes. Income before taxes increased by $3.0 million from a loss of ($1.5) million in 1996 to income of $1.5 million in 1997.

  Provision (benefit) for income taxes. Provision for income taxes increased by $1.3 million from a benefit of ($0.5) million in 1996 to a provision of $0.8 million in 1997. This increase results from the corresponding increase in income before taxes.

  Net income (loss). Net income increased by $1.8 million from a loss of ($1.1) million in 1996 to income of $0.7 million in 1997. This increase is a result of the corresponding increase in income before taxes.

Combined Integration Activities

  Since 1994, Merkert and Rogers acquired a total of 21 companies, adding geographic coverage and resulting in increased revenues. In 1997, Merkert conducted integration activities to eliminate duplicative costs and operations resulting from certain of these acquisitions. As part of this initiative, Merkert integrated the T-D acquisition into its New England Division and merged the ABD acquisition with its Boerner Division, one of two Merkert divisions in the metropolitan New York area prior to the ABD acquisition.

  During 1998, Merkert further integrated its two metropolitan New York business units into one operation. In addition, during 1998, Merkert and Rogers began the integration of their combined operations. This process resulted in the integration of the mid-Atlantic region and the closure of a total of five offices in such region. The integration plan was substantially completed at the closing of the Combination and the Offering. As a result of its ongoing integration activities, Merkert recorded a $6.0 million restructuring charge during the period ended December 18, 1998 while Rogers recorded a restructuring charge of $0.9 million for the same period.

  Assuming the implementation of Merkert's 1997 integration plans, Merkert's 1998 integration of its two metropolitan New York business units, and the integration of the combined operations of Merkert and Rogers all occurred as of January 1, 1997, the Company would have eliminated duplicative salaries, benefits, bonuses and other direct costs of $19.4 million for the year ended December 31, 1997 and $14.3 million for the year ended December 31, 1998. In addition, the Company's integration activities would have resulted in the net reduction of rental and other office expenses of $0.5 million for the year ended December 31, 1997 and $0.5 million for the year ended December 31, 1998. Further, in connection with these integration activities, the Company has identified approximately $12.9 million of revenues in 1997 and $5.9 million of revenues in the year ended December 31, 1998 that have been lost as a result of manufacturer conflicts and other factors.

  The Company's pro forma combined EBITDA for the year ended December 31, 1997 and the period ended December 18, 1998 was $13.2 million and $14.6 million, respectively. After giving effect, on a pro forma basis, to the elimination and other effects of the Company's integration activities described above, assuming these integration activities were completed as of January 1, 1997, and the elimination of $28.9 million of non-recurring charges related to the Combination and as described below, the Company's adjusted unaudited pro forma combined EBITDA and adjusted unaudited pro forma combined net income for the year ended December 31, 1997 would have been $20.8 million and $4.6 million, respectively, and the Company's adjusted unaudited pro forma combined EBITDA and adjusted unaudited pro forma combined net income for the period ended December 18, 1998 would have been $25.6 million and $7.4 million, respectively.

  The non-recurring charges which have been eliminated for the calculation of the Company's 1998 adjusted unaudited pro forma combined EBITDA and 1998 adjusted unaudited pro forma combined net income are: (i) a $1.3 million non-cash compensation charge relating to the purchase of stock by Gerald R. Leonard, the Company's President and Chief Executive Officer; (ii) a $10.3 million non-cash compensation charge for the transfer of shares of common stock of Rogers by principal stockholders to certain minority stockholders;
(iii) $12.0 million of severance and other charges which primarily related to the termination of employees and the closing of certain redundant facilities;
(iv) $4.6 million relating to cash and life insurance policies distributed to certain stockholders of Rogers; and (v) $0.7 million of various charges for legal fees, relocation and other costs.

  EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company believes that EBITDA may be useful for measuring the Company's ability to service debt, to make new investments and to meet working capital requirements. EBITDA as calculated by the Company may not be consistent with calculations of EBITDA by other companies. EBITDA should not be considered in isolation from or as a substitute for net income (loss), cash flows from operating activities or other statements of operations or cash flows prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. None of the unaudited pro forma financial data, as adjusted, purports to represent what the Company's combined results of operations would have been or may be for any future period and all such information should be read only in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and the Merkert and Rogers Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

  On December 18, 1998, the Company completed an initial public offering of its Common Stock, raising net proceeds of approximately $58.9 million and simultaneously purchased, in separate transactions, all of the outstanding common stock of Merkert and Rogers. Of the net proceeds, approximately $56.6 million was used to pay the cash portion of the purchase price of Merkert and Rogers.

  In connection with the Offering and the Combination, the Company obtained a $75 million Credit Facility from First Union National Bank and First Union Capital Markets. First Union National Bank is an affiliate of Wheat First Securities, Inc., one of the Underwriters of the Offering. First Union Capital Markets is a division of Wheat First Securities, Inc. The Credit Facility consists of a five-year, secured, fully amortizing $50 million term loan (the "Term Loan") and a three-year, secured $25 million revolving line of credit (the "Revolving Credit"). The Company paid commitment and other fees of approximately $3.0 million in connection with obtaining the Credit Facility. The balance outstanding under the Credit Facility was $50.0 million at December 31, 1998.

  Together with the remaining net proceeds of the Offering, the Company used amounts available under the Term Loan portion of the Credit Facility to (i) repay approximately $15.8 million of indebtedness of Merkert and Rogers assumed in connection with the Offering; (ii) pay, or reserve for the payment of, approximately $27.1 million of obligations to certain sellers of previously acquired businesses; (iii) repay approximately $0.80 million outstanding under a promissory note payable to Monroe & Company II, LLC which was attributable to certain of the Company's expenses; (iv) fund approximately $1.5 million of buyouts of employment arrangements of certain departing executives of Merkert; and (v) pay approximately $5.6 million of expenses incurred by the Company, and each of Merkert and Rogers and their respective stockholders in connection with the Combination. The Credit Facility is secured by a lien on substantially all of the assets of the Company, Merkert, Rogers and their respective subsidiaries and by a pledge of 100% of the capital stock of Merkert, Rogers and such subsidiaries. In addition, the Credit Facility is jointly and severally guaranteed by Merkert, Rogers and their respective subsidiaries.

  Interest is payable on the Term Loan and the Revolving Credit at a rate based on one of two customary interest rates plus an additional interest margin of 75 to 350 basis points. This rate was 8.73% as of December 31, 1998 on the Term Loan. The applicable margin is determined based on certain financial ratios of the Company. The Credit Facility requires the Company to make certain mandatory prepayments of amounts outstanding under the Credit Facility with the use of certain excess cash flow and certain proceeds of debt and equity financing. The Credit Facility requires the Company to comply with various affirmative and negative covenants, including, among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and (iv) obtaining the lenders' consent to acquisitions involving cash consideration in excess of a specified amount.

  At December 31, 1998, the working capital of the Company was approximately $2.1 million. The Company anticipates that its cash flow from operations, cash on hand and anticipated borrowings available under the Revolving Credit will provide cash sufficient to satisfy the Company's working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months.

  The Company incurred approximately $12.4 million in integration costs associated with the Combination of which approximately $2.0 million was paid prior to the closing of the Offering by Merkert and Rogers. In addition, approximately $1.6 million of the integration costs were paid from proceeds of the Offering, $1.0 million was paid by the Company prior to December 31, 1998 and the remainder was or will be paid subsequent to December 31, 1998.

  On a combined basis, Merkert and Rogers generated $4.2 million of net cash from operating activities for the period ended December 18, 1998 due to the level of noncash expenditures in operating losses primarily at Rogers. On a combined basis, cash flows (used in) financing activities were $(1.9) million for the period ended December 18, 1998 due to debt repayments at Rogers partially offset by borrowing activity at Merkert.

  The Company intends to pursue acquisition opportunities and expects to fund future acquisitions through the issuance of additional Common Stock, borrowings available under the Revolving Credit, debt or equity financing and cash flow from operations.

  The Company is obligated to make payments relative to its Credit Facility and to the sellers of certain businesses acquired by Merkert and Rogers. In addition, the Company is obligated to make payments relative to the mortgages on the Merkert and Rogers' headquarters. The Company estimates the total principal and interest payments under these various obligations will be approximately $16.4 million, $21.0 million, $16.7 million, $18.0 million and $17.3 million over each of the next five years. A portion of the net available borrowings under the Credit Facility were used to repay, prior to their scheduled maturity, obligations of Merkert and Rogers to certain sellers of previously acquired businesses. The $9.3 million mortgage, which is a twenty-year obligation at an interest rate of 8.56%, does not contain any financial covenants, but prohibits prepayment. The mortgage is payable in equal monthly installments over its life.

  The Company estimates future requirements for capital expenditures, based on the requirements of Merkert and Rogers, will be approximately $2.5 million per year. Capital expenditures in information technology and systems will be made by the Company to maintain its position in these areas. In addition, the Company anticipates that significant capital will be required to upgrade and integrate the systems of companies acquired in the future. On a combined basis, Merkert and Rogers made capital expenditures of $1.6 million in 1998.

Seasonality; Fluctuations in Quarterly Operating Results

  Merkert and Rogers have both experienced and the Company expects to experience fluctuations in quarterly revenues and operating results as a result of seasonal patterns. Rogers' business has been stronger in the first calendar quarter compared to Merkert's business due to its presence in Florida. Merkert's business, on the other hand, has been stronger in the fourth calendar quarter as a result of the historically strong sales associated with the holiday season.

Inflation

  The Company does not believe that its revenues have been materially affected by inflation.

Year 2000 Compliance

  The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems recognize the year 2000 as 1900 or not at all. The inability to recognize or properly respond to the Year 2000 issue may cause systems to incorrectly process financial and operational information.

  The Company has developed and begun the implementation of a plan to evaluate, remediate and, where necessary, replace its information technology infrastructure, software, hardware and communications systems (the "IT systems") in light of the Year 2000 issue. The Company has substantially completed the evaluation of its IT and non-IT systems (such as climate control, copying machines and security systems) for potential exposure to problems associated with Year 2000 compliance. The Company's assessment and evaluation efforts have included the testing of systems, inquiries of third parties and other research.

  Primarily as a result of the implementation of significant systems upgrades, the Company believes that it has substantially reduced its potential exposure to Year 2000 problems. These upgrades have included the replacement of Merkert's order processing system (including the electronic data interchange ("EDI")) with new hardware and software. The Company has tested the application of this order processing system at Merkert and such tests have yielded satisfactory results. As a result, the Company believes that this order processing system is Year 2000 compliant. Additionally, during the second quarter of 1999, the Company intends to convert Rogers' mid-Atlantic operations to the order processing system currently in use by Merkert and by Rogers in regions other than the mid-Atlantic, which the Company believes is Year 2000 compliant. The estimated cost of this conversion is approximately $0.1 million.

  The Company has determined that Merkert's financial reporting system is not Year 2000 compliant and intends to replace it with Rogers' existing system, which has been recently upgraded and which the Company believes is Year 2000 compliant. This replacement is expected to be completed by June 1999 and is estimated to cost approximately $0.2 million.

  Substantially all of the costs incurred by the Company relating to the improvement of its IT systems were incurred in connection with planned upgrading activities rather than in response to the results of the Company's Year 2000 compliance evaluation. The Company does not anticipate any significant additional costs in connection with its Year 2000 compliance activities. However, if the Company's Year 2000 compliance efforts are not completed as scheduled, or if the cost of achieving Year 2000 compliance exceeds the Company's current estimates, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition or results of operations.

  The Company intends to replace several PBX (telephone) systems at Rogers because they are not Year 2000 compliant. The estimated cost of the new telephone systems is $0.1 million. In addition, approximately $0.2 million of personal computers, which cannot be upgraded, will be replaced in the first quarter of 1999.

  The Company also is vulnerable to the failure by Manufacturers, Retailers or other third-party vendors or customers to identify and remedy their own Year 2000 issues. Although the Company has initiated efforts to communicate with such parties regarding their Year 2000 compliance efforts, the Company is unable to estimate the nature or extent of any potential impact resulting from the failure of these third parties to achieve Year 2000 compliance. There can be no assurance that any one or more of such third parties will not experience Year 2000 problems or that such problems will not have a material adverse effect on the Company.

  The Company has developed a contingency plan to transmit data that is ordinarily transmitted on the EDI system to third parties that are not Year 2000 compliant. Other than with respect to the transmission of such data, the Company has not developed a contingency plan in the event that it has not achieved Year 2000 compliance on or prior to December 31, 1999. The results of the Company's assessment and evaluation efforts to date have not yet identified a need for such contingency planning. The Company intends to continue to assess its Year 2000 compliance, to implement its Year 2000 compliance plans and to communicate with material third parties regarding their Year 2000 compliance efforts. In the event that the Company develops information indicating that contingency planning would be prudent, the Company intends to undertake such planning and to implement appropriate measures accordingly.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to market risk related to its Credit Facility as discussed in the Notes to the Company's Consolidated Financial Statements. The interest on the Credit Facility is subject to fluctuations in the market. The Company has entered into an interest rate swap agreement with a financial institution to hedge a portion of this risk. The Company does not believe the remaining market risk is material to the Company's consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

  The Financial Statements and Financial Statement Schedule filed as a part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth information concerning the Company's directors and executive officers and the offices held by each:

             Name           Age                     Position
             ----           ---                     --------
   Gerald R. Leonard.......  52 Chairman of the Board, Chief Executive Officer
                                and President
   Douglas H. Holstein.....  55 Chief Operating Officer of the Company,
                                President of Rogers (a subsidiary of the
                                Company) and Director
   Joseph T. Casey.........  44 Chief Financial Officer
   Sidney D. Rogers, Jr....  47 Chief Administrative Officer and Secretary
   Marty D. Carter.........  39 Vice President of Acquisitions and Chief
                                Financial Officer of Rogers (a subsidiary of the
                                Company)
   Glenn F. Gillam.........  47 President of Merkert (a subsidiary of the
                                Company)
   Edward P. Grace, III....  48 Director
   James L. Monroe.........  40 Director
   James A. Schlindwein....  70 Director

  Gerald R. Leonard has been Chairman of the Board, Chief Executive Officer and President of the Company since the consummation of the Offering. Mr. Leonard was previously Chief Executive Officer of Merkert American Co., Inc. (formerly known as Merkert Enterprises, Inc.), a subsidiary of the Company acquired in December 1998 ("Merkert") from September 1994 until December 1998 and served as the President of Merkert from September 1994 until June 1998. From May 1992 to September 1994, Mr. Leonard served Merkert as President of the Food Enterprises, New England Division, and has been with Merkert in various executive capacities since 1983.

  Douglas H. Holstein has been Chief Operating Officer and a Director of the Company since the consummation of the Offering. Mr. Holstein has been President of Rogers since January 1993, and has been with Rogers in various executive capacities since 1981. Prior to joining Rogers, Mr. Holstein was the Regional Director of the Southeast for the Green Giant Company.

  Joseph T. Casey has served as Chief Financial Officer of the Company since the consummation of the Offering. Mr. Casey was previously Chief Financial Officer of Monroe & Company, LLC, a merchant banking firm, from 1997 until December 1998. From 1993 to 1997, Mr. Casey was Chief Financial Officer for the Quality Systems Group of Intertek Testing Services, a consumer products testing company. In such positions, Mr. Casey had general charge and responsibility for all financial matters.

  Sidney D. Rogers, Jr. has served as Chief Administrative Officer and Secretary of the Company since the consummation of the Offering. Mr. Rogers was Chief Financial Officer and Vice President of Merkert from 1994 until the Company's acquisition of Merkert in December 1998. He has been with Merkert since 1977 and served as Vice President of Administration of Merkert from 1986 to 1994.

  Marty D. Carter has served as Vice President of Acquisitions of the Company since the consummation of the Offering. Mr. Carter has also served as Chief Financial Officer of Rogers since 1987.

  Glenn F. Gillam has served as President of Merkert since June 1998. Mr. Gillam was President of the Food Enterprises, New England Division, of Merkert from 1994 until 1998, and has been with Merkert in various capacities since 1983.

  Edward P. Grace, III has served as a Director of the Company since the consummation of the Offering. Mr. Grace is President of Phelps Grace International, Inc., a restaurant consulting and investment company. From

1989 until September 1996, Mr. Grace served as Chairman of the Board, President and Chief Executive Officer of Bugaboo Creek Steak House, Inc., operator of Bugaboo Creek Steak House and The Capital Grille restaurants. Mr. Grace is Vice Chairman and a director of RARE Hospitality International, Inc. and a director of Professional Facilities Management, Inc. He also serves as a Trustee of the University of Vermont, Bryant College, and Johnson & Wales University.

  James L. Monroe has served as a Director of the Company since the consummation of the Offering. Mr. Monroe was the President and sole Director of the Company from March 1998 until the consummation of the Offering in December 1998. Since 1997, Mr. Monroe has been the principal of Monroe & Company, LLC, a merchant banking firm he founded that invests in companies in consolidating industries. From January 1994 until December 1996, Mr. Monroe was a Senior Vice President of Oppenheimer & Co., Inc., an investment banking and brokerage firm, where he managed the Boston corporate finance department and the national consumer industry banking practice. From 1992 until 1993, Mr. Monroe was a Managing Director of Advest, Inc., an investment banking and brokerage firm.

  James A. Schlindwein has been a Director of the Company since the consummation of the Offering. Prior to his retirement in September 1994, Mr. Schlindwein served as Executive Vice President, Merchandising Services, and a director of Sysco Corporation, a national institutional food service distributor, where he had served since 1980. He is also a director of Tri-Valley Growers, EMMPAK Foods, Inc., Alaska Seafood International, Agra Quest, Inc., Chilay Corporation and Thompson's Pet Pasta Products, Inc.

  There are no family relationships among any of the Directors and executive officers of the Company.

Board of Directors

  The business of the Company is managed under the direction of the Board of Directors consisting of five persons. The Company's Second Amended and Restated Certificate of Incorporation provides that the Board of Directors shall be divided into two classes until the day of the first election of Class II Directors occurring after the consummation of the Offering. From and after such date, the Board of Directors shall be divided into three classes (such event, the "Board Conversion"). On the date of the Board Conversion, the Class II Directors will be elected for a two-year term, and the initial class of Class III Directors will be elected for a three-year term. The Second Amended and Restated Certificate of Incorporation further provides that following the Board Conversion, each class of the Board of Directors will be chosen for staggered three-year terms upon the expiration of their then-current terms. Holders of shares of Common Stock will have no right to cumulative voting in the election of directors. Consequently, at each annual meeting of stockholders, the holders of a majority of the shares of Common Stock will be able to elect all of the successors of the class of directors whose terms expire at that meeting.

Meetings of Board of Directors and Committees

  The term of each of the current Directors commenced upon consummation of the Offering on December 18, 1998. The Board of Directors of the Company did not hold any meetings during the period ended December 31, 1998.

  Following consummation of the Offering, the Board of Directors established an audit committee (the "Audit Committee") and a Compensation Committee (the "Compensation Committee"). The Audit Committee, which consists of Messrs. Grace and Schlindwein, did not meet in 1998. The Audit Committee recommends to the Board of Directors the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit. The Audit Committee also reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's year-end operating results, considers the adequacy of the internal accounting procedures and considers the effect of such procedures on the accountants' independence.

  The Compensation Committee, which consists of Messrs. Grace and Schlindwein, did not meet in 1998. The Compensation Committee reviews and recommends to the Board of Directors the compensation arrangements for all directors and officers, approves such arrangements for other senior level employees and administer and takes such other action as may be required in connection with certain compensation and incentive plans of the Company. The Compensation Committee also determines the number of options to be granted or shares of Common Stock to be issued to eligible persons under the Company's 1998 Stock Plan and prescribes the terms and provisions of each grant made under the 1998 Stock Plan. In addition, the Compensation Committee interprets the 1998 Stock Plan and grants thereunder, and establishes, amends and revokes rules and regulations for administration of the 1998 Stock Plan.

Compensation of Directors

  Members of the Board of Directors who are also employees of the Company do not receive compensation for their services on the Board of Directors or any committee thereof. Each Director who is not an employee of the Company (an "Independent Director") receives an annual fee of $25,000. In addition, upon consummation of the Offering, each Independent Director then serving was granted an option to purchase 20,000 shares of Common Stock at an exercise price equal to the initial public offering price of $15.00 per share of Common Stock. Under the 1998 Stock Plan, each Independent Director elected following the Offering is entitled to receive an initial option to purchase 20,000 shares of Common Stock upon his or her election to the Board of Directors, and each Independent Director who is serving as a Director on the fifth business day after each annual meeting of stockholders, beginning with the 1999 annual meeting, will receive an option to purchase 5,000 shares of Common Stock. In addition, the Independent Director who serves as Chairman of the Audit Committee received options to purchase an additional 5,000 shares of Common Stock upon consummation of the Offering and will receive options to purchase an additional 5,000 shares of Common Stock on the fifth business day after each annual meeting of stockholders, beginning with the 1999 annual meeting. All options granted to Independent Directors under the 1998 Stock Plan vest 50% upon the first anniversary of the grant date and 50% in equal annual installments over the number of years remaining in each Director's term as of the first anniversary of the grant date, shall terminate upon the tenth anniversary of the grant date and have an exercise price per share equal to the fair market value of the Common Stock on the grant date.

  All Directors are reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

Item 11. Executive Compensation

  The following sections of this Annual Report on Form 10-K set forth and discuss the compensation paid or awarded during the last fiscal year to the Company's Chief Executive Officer and each of the other executive officers named in the table below. Since the Company paid no compensation prior to the consummation of the Offering on December 18, 1998, most of the compensation reported in these sections was paid by Merkert and Rogers prior to their acquisition by the Company on December 18, 1998.

Summary Compensation Table

  The following table shows the 1998 compensation paid by the Company, including compensation paid by Merkert and Rogers prior to December 18, 1998, to the Chief Executive Officer and each of the named persons.

                           Annual Compensation          Long Term Compensation
                         -------------------------- ------------------------------
                                                      Awards       Payouts
                                                    ---------- ---------------
                                                    Securities
                                                    Underlying       All
        Name and                                     Options/       Other
 Principal Position(1)   Year Salary($)    Bonus($)  SARs(#)   Compensation($)
 ---------------------   ---- ---------    -------- ---------- ---------------
Gerald R. Leonard....... 1998 $370,820     $   --     40,000      $ 11,208
 Chairman, Chief
  Executive Officer and
  President

Douglas H. Holstein..... 1998  275,866         --     50,000       338,708
 Chief Operating
  Officer, President of
  Rogers

Joseph T. Casey......... 1998  214,945(2)      --        --            --
 Chief Financial Officer

Sidney D. Rogers, Jr.... 1998  201,667         --     70,000         3,583
 Chief Administrative
  Officer and Secretary

Glenn F. Gillam......... 1998  268,333     100,000   100,000        10,927
 President of Merkert

--------
(1) Each of the executive officers commenced employment with the Company on December 18, 1998 upon consummation of the Offering.
(2) Includes $200,000 paid to Mr. Casey for consulting services rendered to the Company in connection with the Combination and the Offering.

Option Grants in Last Fiscal Year

  The following table sets forth the options granted in 1998 to the Chief Executive Officer and each of the named persons:

                                                                       Potential Realizable
                                                                         Value at Assumed
                                                                          Annual Rates of
                         Number of   Percent of                             Share Price
                           Shares   Total Options Exercise               Appreciation for
                         Underlying  Granted to    or Base                  Option Term
                          Options   Employees in    Price   Expiration ---------------------
          Name            Granted    Fiscal Year  ($/share)    Date       5%         10%
          ----           ---------- ------------- --------- ---------- --------- -----------
Gerald R. Leonard
 December 1998..........   40,000       11.5%      $15.00     12/08    $ 377,336 $   956,244

Douglas H. Holstein
 November 1998..........   30,000                   11.25     11/08      212,250     537,888
 December 1998..........   20,000       14.4%       15.00     12/08      188,668     478,122

Joseph T. Casey.........      --         --           --        --           --          --

Sidney D. Rogers, Jr.
 November 1998..........   50,000                   11.25     11/08      353,750     896,480
 December 1998..........   20,000       20.2%       15.00     12/08      188,668     478,122

Glenn F. Gillam
 November 1998..........   75,000                   11.25     11/08      530,625   1,344,720
 December 1998..........   25,000       28.8%       15.00     12/08      235,835     597,653

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

  The following table sets forth information concerning the number and value of unexercised options to purchase shares of the Company's Common Stock held by the Chief Executive Officer and each of the named persons who held such options at December 31, 1998. None of the named persons exercised any stock options during 1998.

                                                 Number of Securities      Value of Unexercised
                                                Underlying Unexercised         In-the-Money
                                                      Options at                Options at
                            Shares                 December 31, 1998       December 31, 1998(1)
                         Acquired on   Value   ------------------------- -------------------------
          Name           Exercise (#) Realized Exercisable Unexercisable Exercisable Unexercisable
          ----           ------------ -------- ----------- ------------- ----------- -------------
Gerald R. Leonard.......     --         --         --          40,000        --        $  5,000

Douglas H. Holstein.....     --         --         --          50,000        --         118,750

Joseph T. Casey.........     --         --         --             --         --             --

Sidney D. Rogers, Jr....     --         --         --          70,000        --         196,250

Glenn F. Gillam.........     --         --         --         100,000        --         293,750

--------
(1) These values have been calculated based upon the closing sale price of the Company's Common Stock, as reported by the Nasdaq National Market, on December 31, 1998 ($15.125) less the applicable exercise price.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

  Prior to the Combination and the Offering on December 18, 1998, the Company did not have a Compensation Committee and decisions concerning compensation of executive officers were made by the Company's Board of Directors.

  Prior to the consummation of the Offering, the Company did not compensate its only executive officer, Mr. Monroe. In connection with the consummation of the Offering, Mr. Monroe resigned as an executive officer of the Company and the Company entered into employment agreements with certain persons who currently serve as executive officers. These employment agreements established the salaries of the Chief Executive Officer and certain other executive officers at levels negotiated with representatives of Merkert and Rogers in connection with the Combination. See "Employment and Noncompetition Agreements with Executive Officers". Additionally, in connection with the closing of the Offering certain executive officers of the Company were granted options to acquire shares of the Company's Common Stock.

  Since the Offering, the responsibility for the establishment and administration of the Company's executive compensation policies has been delegated to the Compensation Committee of the Board of Directors. Over the next year, the Compensation Committee intends to formulate compensation policies with respect to the Company's executive officers. In general, the Compensation Committee believes that the Company should utilize base salary, incentive bonuses and equity incentives as the three basic components of executive compensation. The Compensation Committee also believes that executive compensation should be structured so as to align the interests of executive management with the long term interests of the Company's stockholders.

               Compensation Committee

               James A. Schlindwein, Chairman
               Edward P. Grace, III

Employment and Noncompetition Agreements with Executive Officers

  On December 18, 1998 each of Messrs. Leonard, Holstein, Rogers and Gillam entered into employment and noncompetition agreements with the Company providing for base salaries of $400,000, $300,000, $195,000 and $300,000, respectively. Each employment and noncompetition agreement is for a term of three years, and unless terminated or not renewed by the Company or the executive officer, the term will continue thereafter. In the event of termination of employment by the Company without cause, the executive officer is entitled to receive from the Company continuation of his then current base salary until the later of expiration of the initial term or twelve months from the date of termination of employment and is also entitled to receive from the Company continuation of health plan benefits and automobile benefits until the expiration of the initial term.

Stockholder Return Performance Graph

  The following graph compares, during the period commencing December 15, 1998, the first day that the Common Stock was traded on Nasdaq and ending December 31, 1998, the cumulative total stockholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the total return of a group of peer issuers and the Wilshire 5000 Index. The calculation of cumulative total return assumes a $100 investment in the Company's Common Stock, a composite of the peer issuers and the Wilshire 5000 Index on December 15, 1998. The comparisons in this graph are historical, reflect only nine days of trading activity, and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.


                                     lp10

                                   12/15/98(1) 12/31/98
                                   ----------- --------
         Wilshire Small Cap Index    $100.00   $107.60
         Peer Group(2)               $100.00   $103.40
         MAC                         $100.00   $100.80

--------
(1) The beginning measurement point is established by the market close on December 15, 1998, the first day on which the Company's Common Stock was publicly traded.
(2) The Peer Issuer Group (the "Group") consists of eleven food manufacturers, retailers and distributors. The portion of the $100 deemed to be invested in each component issuer of the Group is proportional to its stock market capitalization at the beginning of the measurement period. Because information regarding the number of outstanding common shares of the component issuers on December 15, 1998 was not available, the number of outstanding shares of each issuer as of the date closest to September 30, 1998 as reported in such issuer's quarterly or annual reports was multiplied by the market close of its common stock on December 15, 1998 to arrive at the stock market capitalization used for purposes of apportioning the original investment of $100 among the component issuers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 16, 1999, by
(i) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Common Stock, (ii) each director and the executive officers of the Company named below, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                          Shares
                                                       Beneficially
   Name of Beneficial Owner(1)                           Owned(2)   Percentage
   ---------------------------                         ------------ ----------
   Gerald R. Leonard(3)...............................    226,152       3.0%
   Sidney D. Rogers, Jr.(4)...........................      5,079         *


   Glenn F. Gillam(5).................................      4,325         *
   Edward P. Grace, III(6)............................        --          *
   Douglas H. Holstein(7).............................     10,000         *
   Joseph T. Casey....................................        --          *
   James L. Monroe(8).................................  1,352,777      18.0%
   James A. Schlindwein(9)............................    480,819       6.4%
   Alliance Capital Management L.P.(10)
   1290 Avenue of Americas
   New York, New York 10104...........................    447,000       6.0%
   Friess Associates, Inc.(11)
   115 E. Snow King
   Jackson, Wyoming 83001.............................    405,000       5.4%
   Merkert Enterprises, Inc.(12)
   Employee Stock Ownership Trust
   500 Turnpike Street
   Canton, Massachusetts 02021........................    473,319       6.3%
   Eugene F. Merkert(13)
   2359 South Ocean Boulevard
   Highland Beach, Florida 33487......................    445,492       5.9%
   All directors and executive officers as a group (9
    persons)..........................................  2,067,672      27.5%

--------
  * less than 1%
 (1) Unless otherwise indicated, the mailing address for each stockholder and director is c/o the Company, 490 Turnpike Street, Canton, Massachusetts 02021.
 (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares of Common Stock beneficially owned by a person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of this report are deemed outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
 (3) Includes 4,275 shares of Common Stock held by Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to Mr. Leonard. Includes 44,760 shares of Restricted Common Stock, which shares are convertible into shares of Common Stock in certain circumstances. Does not include an aggregate of 55,044 shares held by The Corrie E. Leonard Irrevocable Trust and The Kevin M. Leonard Irrevocable Trust, for which Mr. Leonard serves as a Trustee. Mr. Leonard disclaims beneficial ownership of the shares of Common Stock held by such trusts. Excludes 40,000 shares subject to options not exercisable within 60 days.

 (4) Includes 3,280 shares held by the Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to Mr. Rogers. Excludes 70,000 shares subject to options not exercisable within 60 days.
 (5) Includes 3,925 shares held by the Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to Mr. Gillam. Excludes 100,000 shares subject to options not exercisable within 60 days.
 (6) Excludes 20,000 shares subject to options not exercisable within 60 days.
 (7) Excludes 50,000 shares subject to options not exercisable within 60 days.
 (8) Includes 1,352,777 shares of Common Stock (including 279,750 shares of Restricted Common Stock, which shares are convertible into shares of Common Stock in certain circumstances) held by Monroe & Company II, LLC, of which Monroe & Company, LLC is the sole manager. Mr. Monroe is the sole manager of Monroe & Company, LLC. Excludes 20,000 shares subject to options not exercisable within 60 days.
 (9) Includes 473,319 shares held by the Merkert Enterprises, Inc. Employee Stock Ownership Trust, of which Mr. Schlindwein is the trustee. Mr. Schlindwein disclaims beneficial ownership of these shares. Excludes 25,000 shares subject to options not exercisable within 60 days.
(10) Beneficial ownership information is based on the Schedule 13G filed by Alliance Capital Management L.P., AXA, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle, AXA Courtage Assurance Mutuelle and The Equitable Companies Incorporated on February 16, 1999.
(11) Beneficial ownership information is based on the Schedule 13G filed by Friess Associates, Inc. on January 25, 1999.
(12) Beneficial ownership information is based on the Schedule 13G filed by the Merkert Enterprises, Inc. Employee Stock Ownership Trust on December 29, 1998.
(13) Beneficial ownership information is based on the Schedule 13G filed by Eugene F. Merkert, Robert Q. Crane, Tuyet Payne, the Eugene F. Merkert 1984 Revocable Trust and the Eugene F. Merkert 1991 Charitable Remainder Unitrust on February 16, 1999.

Item 13. Certain Relationships and Related Transactions

  Simultaneously with the consummation of the Offering on December 18, 1998, the Company separately purchased all of the issued and outstanding capital stock of each of Merkert and Rogers. Such transactions are referred to collectively as the "Combination." Pursuant to the stock purchase agreement with Merkert, the Company paid the stockholders of Merkert aggregate consideration of $31.0 million in cash and 1,166,667 shares of Common Stock. Pursuant to the stock purchase agreement with Rogers, the Company paid the stockholders of Rogers cash in the aggregate amount of $25.6 million.

  The consideration paid for each of Merkert and Rogers was determined through arm's length negotiations between the Company and representatives of each of Merkert and Rogers. The factors considered by the parties in determining such consideration included, among others, the historical revenues and pro forma EBITDA of each of Merkert and Rogers.

  In connection with the Combination, certain former stockholders of each of Merkert and Rogers became directors and/or executive officers of the Company and received the following consideration pursuant to the Combination:

                                                                     Shares of
                                                           Cash     Common Stock
                                                        ----------  ------------
     Gerald R. Leonard................................. $   89,049*    5,974*
     Douglas H. Holstein...............................  3,700,000         0
     Sidney D. Rogers, Jr..............................     73,369*    4,979*
     Marty D. Carter...................................  1,250,000         0
     Glenn F. Gillam...................................     63,753*    3,925*

--------
* Includes cash and shares paid to the Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to such individuals.

  In addition, certain expenses incurred by these individuals in connection with the Combination were paid by the Company.

  As a result of negotiations between the stockholders of Rogers and the Company regarding the purchase of Rogers, Messrs. Holstein and Carter (i) will receive a portion of the net proceeds, estimated to be approximately $2,500,000 (of which 10% will be paid to Mr. Holstein and 10% will be paid to Mr. Carter), resulting from the expected sale to a third party of the Charlotte, North Carolina property which was the headquarters of Rogers; (ii) will receive cash bonuses in an amount equal to approximately $266,000 for Mr. Holstein and $95,000 for Mr. Carter based upon certain income tax refunds receivable by the Company; and (iii) have been paid cash bonuses, accrued by Rogers prior to the Combination, of $71,683 for Mr. Holstein and $55,644 for Mr. Carter.

  In connection with the Combination, the Company used a portion of the net proceeds of the Offering and the net available borrowings under the Credit Facility to fund the buyouts of Merkert Enterprises, Inc.'s employment arrangements with Eugene F. Merkert and Robert Q. Crane, stockholders of the Company, for cash payments of $876,924 and $583,900, respectively. In connection with such buyouts, the Company is also providing family health insurance benefits and disability insurance coverage for three years to Mr. Merkert and transferred one automobile to each of Messrs. Merkert and Crane.

  Monroe & Company, LLC, a Delaware limited liability company of which Mr. Monroe is a member and sole manager, is party to a consulting agreement with the Company which provides that Monroe & Company, LLC will provide certain business consulting, financial advisory and investment banking services to the Company on an exclusive basis for three years. Pursuant to the consulting agreement, Monroe & Company, LLC will be paid a financial advisory fee equal to (i) 5% of any consideration paid by the Company in connection with any transaction which results in the merger, consolidation or combination of the Company and a third party, the acquisition by the Company of the capital stock or assets of a third party or a joint venture with any third party ("Consideration") up to $1 million, plus (ii) 4% of the Consideration paid in excess of $1 million and up to $2 million, plus (iii) 3% of the Consideration paid in excess of $2 million and up to $3 million, plus (iv) 2% of the Consideration paid in excess of $3 million and up to $4 million, plus (v) 1% of the Consideration paid in excess of $4 million. Under the consulting agreement, Monroe & Company, LLC was also paid a fee (amounting to approximately $562,000) equal to 0.75% of the principal amount committed under a senior credit facility. An additional fee shall be payable to Monroe & Company, LLC upon increases in such amount or upon refinancing with a new lender during the term of the consulting agreement. Monroe & Company, LLC is also entitled to consulting fees based on projects and fee schedules to be mutually agreed upon by Monroe & Company, LLC and the Independent Directors of the Company. The Company has agreed to indemnify Monroe & Company, LLC against certain liabilities.

  Mr. Monroe, a director of the Company, is a member and the sole manager of Monroe & Company II, LLC and Monroe & Company, LLC and Mr. Grace, a director of the Company, is a member of Monroe & Company II, LLC, which provided the Company with advice and expertise regarding the Combination and the Offering. Expenses paid by the Company prior to the Offering were financed with funds advanced to the Company by

Monroe & Company II, LLC. Outstanding advanced amounts bore interest at the applicable federal rate in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended, as of the respective dates on which the advances were made, compounded semi-annually. Monroe & Company II, LLC advanced approximately $800,000 to the Company for such expenses. The Company repaid the advanced amounts plus interest to Monroe & Company II, LLC upon consummation of the Offering.

  In April 1998, Gerald R. Leonard, Chairman of the Board, Chief Executive Officer and President of the Company, purchased 275,222 shares of Common Stock from the Company for an aggregate purchase price of $1,500,000. The purchase price for such stock was paid by a promissory note from Mr. Leonard to the Company in the principal amount of $1,500,000 (the "Leonard Note"). The Leonard Note provides that amounts outstanding thereunder will bear interest at a rate per annum of 6%, compounded semi-annually and that the entire principal amount and accrued interest will be due and payable on April 8, 2003. Mr. Leonard's obligations under the Leonard Note are secured by a pledge of the 275,222 shares of Common Stock purchased thereby pursuant to a stock pledge agreement. The Leonard Note is a recourse obligation of Mr. Leonard with respect to the sum of (i) the outstanding principal amount from time to time less $750,000 (but not less than $0) plus (ii) one-half of the accrued and unpaid interest at such time.

  The Company and Messrs. Monroe and Leonard are parties to a Registration Rights Agreement pursuant to which Messrs. Monroe and Leonard have the right, subject to certain restrictions, beginning on June 16, 1999, to cause the Company to effect a registration of their shares of Common Stock under the Securities Act, on not more than two occasions. Messrs. Monroe and Leonard also have certain "piggyback" registration rights in the event the Company registers any of its securities for either itself or for security holders exercising their registration rights.

  The Company also entered into a Registration Rights Agreement with the former stockholders of Merkert, including Messrs. Leonard, Gillam, Rogers, Merkert, Crane and the Merkert Employee Stock Ownership Trust pursuant to which such former stockholders have the right, subject to certain restrictions, to include their shares of Common Stock received in the Combination in a registration statement filed by the Company under the Securities Act.

Company Policy

  The Company's policy is that any future transactions with directors, officers, employees or affiliates of the Company be approved in advance by a majority of the Company's Board of Directors, including a majority of the disinterested members of the Board, and be on terms no less favorable to the Company than the Company could obtain from non-affiliated parties.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  The Company's executive officers and directors and beneficial owners of more than 10% of its Common Stock are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company, and written representations from certain reporting persons that no other reports were required, the Company believes that during 1998 no person who was a director, executive officer or beneficial owner of more than 10% of the Common Stock failed to file on a timely basis all reports required by
Section 16(a) except: (i) Mr. Casey inadvertently failed to timely file a Form 3 following his appointment as an executive officer of the Company on December 18, 1998; (ii) Mr. Gillam inadvertently failed to timely report his purchase of 400 shares of Common Stock through the Offering's Reserved Share Program;
(iii) Mr. Rogers inadvertently failed to timely report his purchase of 100 shares of Common Stock through the Offering's Reserved Share Program; and (iv) Mr. Schlindwein inadvertently failed to timely report his purchase of 7,500 shares of Common Stock in connection with the Offering. Messrs. Casey, Gillam, Rogers and Schlindwein subsequently filed or amended the required form.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a) Documents filed as a part of this Form 10-K

    1. Financial Statements.

    The Financial Statements filed as a part of this Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

    2. Financial Statement Schedule.

    The Financial Statement Schedule filed as a part of this Form 10-K is listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

    3. Exhibits

    The Exhibits filed as a part of this Form 10-K are listed on the Index to Exhibits on page 42.

  (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the last quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: March 30, 1999                   Merkert American Corporation

                                                   /s/ Gerald R. Leonard
                                          By: _________________________________
                                                     Gerald R. Leonard
                                               Chairman of the Board, Chief
                                              Executive Officer and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.

                                                  /s/ Gerald R. Leonard
                                          _____________________________________
                                                     Gerald R. Leonard
                                               Chairman of the Board, Chief
                                              Executive Officer and President
                                               (Principal Executive Officer)

                                                 /s/ Douglas H. Holstein
                                          _____________________________________
                                                    Douglas H. Holstein
                                            Chief Operating Officer, President
                                                    of Rogers, Director

                                                   /s/ Joseph T. Casey
                                          _____________________________________
                                                      Joseph T. Casey
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                                                /s/ Edward P. Grace, III
                                          _____________________________________
                                                   Edward P. Grace, III
                                                         Director

                                                   /s/ James L. Monroe
                                          _____________________________________
                                                      James L. Monroe
                                                         Director

                                                /s/ James A. Schlindwein
                                          _____________________________________
                                                   James A. Schlindwein
                                                         Director

                               INDEX TO EXHIBITS

  The following is a complete list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K:

  3.1  Second Amended and Restated Certificate of Incorporation of Merkert
       American Corporation incorporated by reference to Exhibit 3.1 to Merkert
       American Corporation's Amendment No. 7 to Registration Statement on Form
       S-1 filed December 15, 1998 (No. 333-53419).
  3.2 Amended and Restated By-laws of Merkert American Corporation (filed herewith).
 10.1  Stock Purchase Agreement, dated May 20, 1998, among Merkert American
       Corporation (formerly known as Monroe, Inc.), Merkert Enterprises, Inc.
       and the stockholders of Merkert Enterprises, Inc. incorporated by reference to Exhibit 10.1 to Merkert American Corporation's Registration
       Statement on Form S-1 filed May 22, 1998 (No. 333-53419).
 10.2 Amendment No. 1, dated November 18, 1998, to Stock Purchase Agreement among Merkert American Corporation, Merkert Enterprises, Inc. and the stockholders of Merkert Enterprises, Inc. incorporated by reference to
       Exhibit 10.28 to Merkert American Corporation's Amendment No. 5 to
       Registration Statement on Form S-1 filed November 19, 1998 (No. 333-
       53419).
 10.3 Amendment No. 2, dated December 15, 1998, to Stock Purchase Agreement among Merkert American Corporation, Merkert Enterprises, Inc. and the stockholders of Merkert Enterprises, Inc. (filed herewith).
 10.4  Stock Purchase Agreement, dated May 22, 1998, among Merkert American
       Corporation (formerly known as Monroe, Inc.), Rogers-American Company,
       Inc. and the stockholders of Rogers-American Company, Inc. incorporated by reference to Exhibit 10.2 to Merkert American Corporation's
       Registration Statement on Form S-1 filed May 22, 1998 (No. 333-53419).
 10.5 Amendment No. 1, dated November 16, 1998, to Stock Purchase Agreement among Merkert American Corporation, Rogers-American Company, Inc. and the stockholders of Rogers-American Company, Inc. incorporated by reference to Exhibit 10.27 to Merkert American Corporation's Amendment
       No. 5 to Registration Statement on Form S-1 filed November 19, 1998 (No.
       333-53419).
 10.6  Agreement, dated May 11, 1998, between Merkert American Corporation
       (formerly known as Monroe, Inc.) and Monroe & Company, LLC incorporated by reference to Exhibit 10.8 to Merkert American Corporation's
       Registration Statement on Form S-1 filed May 22, 1998 (No. 333-53419).
 10.7  Agreement for the Purchase of Common Stock, dated April 8, 1998, between
       Merkert American Corporation (formerly known as Monroe, Inc.) and Gerald
       R. Leonard incorporated by reference to Exhibit 10.9 to Merkert American
       Corporation's Amendment No. 1 to Registration Statement on Form S-1 filed May 29, 1998 (No. 333-53419).
 10.8  Promissory Note, dated April 8, 1998, of Gerald R. Leonard issued to
       Merkert American Corporation (formerly known as Monroe, Inc.)
       incorporated by reference to Exhibit 10.10 to Merkert American
       Corporation's Amendment No. 1 to Registration Statement on Form S-1
       filed May 29, 1998
       (No. 333-53419).
 10.9  Stock Pledge Agreement, dated April 8, 1998, between Merkert American
       Corporation (formerly known as Monroe, Inc.) and Gerald R. Leonard incorporated by reference to Exhibit 10.11 to Merkert American
       Corporation's Amendment No. 1 to Registration Statement on Form S-1 filed May 29, 1998 (No. 333-53419).
 10.10 Registration Rights Agreement, dated May 18, 1998, between Merkert
       American Corporation (formerly known as Monroe, Inc.) and Gerald R.
       Leonard incorporated by reference to Exhibit 10.14 to Merkert American
       Corporation's Registration Statement on Form S-1 filed May 22, 1998 (No.
       333-53419).
 10.11 Registration Rights Agreement, dated December 18, 1998, between Merkert
       American Corporation and the stockholders of Merkert Enterprises, Inc.
       (filed herewith).

 10.12 Tax Escrow Agreement, dated December 18, 1998, among Merkert American
       Corporation, Robert Q. Crane, as stockholders' representative, and State
       Street Bank & Trust Company (filed herewith).
 10.13 Indemnification Escrow Agreement, dated December 18, 1998, among Merkert
       American Corporation, Robert Q. Crane, as stockholders' representative, the stockholders of Merkert Enterprises, Inc. and State Street Bank &
       Trust Company (filed herewith).
 10.14 Indemnification Escrow Agreement, dated December 18, 1998, among Merkert
       American Corporation, Curtis L. Rogers, Jr., as stockholders' representative, the stockholders of Rogers-American Company, Inc. and State Street Bank & Trust Company (filed herewith).
 10.15 Credit Agreement, dated December 18, 1998, among Merkert American
       Corporation, and First Union National Bank (filed herewith).
 10.16 Security Agreement, dated December 18, 1998, made by Merkert American
       Corporation, Merkert Enterprises, Inc., Rogers-American Company, Inc.
       and Rogers-American Company of Florida, Inc. in favor of First Union
       National Bank (filed herewith).
 10.17 Pledge Agreement, dated December 18, 1998, made by Merkert American
       Corporation, Merkert Enterprises, Inc., and Rogers-American Company,
       Inc. in favor of First Union National Bank (filed herewith).
 10.18 Guaranty Agreement, dated December 18, 1998, made by Merkert
       Enterprises, Inc., Rogers-American Company, Inc. and Rogers-American
       Company of Florida, Inc. in favor of First Union National Bank (filed herewith).
 10.19 Indenture of Mortgage Deed of Trust, Security Agreement, Fixture Filing,
       Financing Statement and Assignment of Rents and Leases, dated as of February 13, 1998, between Merkert Enterprises, Inc. and Corporate Real
       Estate Capital, LLC incorporated by reference to Exhibit 10.23 to Merkert American Corporation's Amendment No. 3 to Registration Statement on Form S-1 filed July 20, 1998
       (No. 333-53419).
 10.20 Amendment, dated December 18, 1998, to Indenture of Mortgage Deed of
       Trust, Security Agreement, Fixture Filing, Financing Statement and
       Assignment of Rents and Leases, between Merkert Enterprises, Inc. and
       Corporate Real Estate Capital, LLC (filed herewith).
 10.21 Loan Agreement between Merkert Enterprises, Inc. and Corporate Real
       Estate Capital, LLC incorporated by reference to Exhibit 10.24 to Merkert American Corporation's Amendment No. 3 to Registration Statement on Form S-1 filed July 20, 1998 (No. 333-53419).
 10.22 Promissory Note of Merkert Enterprises, Inc. issued to Corporate Real
       Estate Capital, LLC incorporated by reference to Exhibit 10.25 to Merkert American Corporation's Amendment No. 3 to Registration Statement on Form S-1 filed July 20, 1998 (No. 333-53419).
 10.23 Balance Purchase Money Promissory Note of Rogers-American Company, Inc.
       issued to Rexham Industries Corp. incorporated by reference to Exhibit
       10.33 to Merkert American Corporation's Amendment No. 6 to Registration
       Statement on Form S-1 filed December 10, 1998 (No. 333-53419).
 10.24 Amendment to Balance Purchase Money Promissory Note of Rogers-American
       Company, Inc. issued to Rexham Industries Corp. incorporated by reference to Exhibit 10.34 to Merkert American Corporation's Amendment
       No. 6 to Registration Statement on Form S-1 filed December 10, 1998
       (No. 333-53419).
 10.25 Deed of Trust and Security Agreement, dated November 2, 1992, among
       Rogers-American Company, Inc., as mortgagor, B. D. Farmer III and J.
       Christopher Oates, as trustees, and Rexham Industries Corp., as beneficiary, incorporated by reference to Exhibit 10.35 to Merkert
       American Corporation's Amendment No. 6 to Registration Statement on Form
       S-1 filed December 10, 1998 (No. 333-53419).
 10.26 Distributor's Agreement, dated January 1, 1982, Merkert Enterprises,
       Inc. and Monarch Marking Systems, Inc. incorporated by reference to
       Exhibit 10.12 to Merkert American Corporation's Registration Statement on Form S-1 filed May 22, 1998 (No. 333-53419).

 10.27 Agreement, dated October 30, 1997, between Merkert Laboratories, Inc.
       and Misco Products Corporation incorporated by reference to Exhibit
       10.13 to Merkert American Corporation's Registration Statement on Form
       S-1 filed May 22, 1998 (No. 333-53419).
 10.28 Amended and Restated Merkert American Corporation 1998 Stock Option and
       Incentive Plan incorporated by reference to Exhibit 10.17 to Merkert
       American Corporation's Amendment No. 3 to Registration Statement on Form
       S-1 filed July 20, 1998 (No. 333-53419).
 10.29 Employment and Non-Competition Agreement, dated December 18, 1998, between Merkert American Corporation and Gerald R. Leonard (filed herewith).
 10.30 Employment and Non-Competition Agreement, dated December 18, 1998, between Merkert American Corporation and Sidney D. Rogers, Jr. (filed herewith).
 10.31 Employment and Non-Competition Agreement, dated December 18, 1998, between Merkert Enterprises, Inc. and Glenn F. Gillam (filed herewith).
 10.32 Employment and Non-Competition Agreement, dated December 18, 1998, between Rogers-American Company, Inc. and Douglas H. Holstein (filed herewith).
 10.33 Employment and Non-Competition Agreement, dated December 18, 1998, between Rogers-American Company, Inc. and Marty D. Carter (filed herewith).
 10.34 Form of Incentive Stock Option Agreement under the Merkert American
       Corporation 1998 Stock Option and Incentive Plan incorporated by reference to Exhibit 10.26 to Merkert American Corporation's Amendment
       No. 3 to Registration Statement on Form S-1 filed July 20, 1998
       (No. 333-53419).
 10.35 Form of Non-Qualified Stock Option Agreement under the Merkert American
       Corporation 1998 Stock Option and Incentive Plan incorporated by reference to Exhibit 10.18 to Merkert American Corporation's Amendment
       No. 3 to Registration Statement on Form S-1 filed July 20, 1998
       (No. 333-53419).
 10.36 Stock Purchase Agreement, dated January 20, 1999, among Merkert American
       Corporation, Sell, Inc. and the stockholders of Sell, Inc. (filed herewith).
 21.1  Subsidiaries of Merkert American Corporation (filed herewith).
 27.1  Financial Data Schedule (filed herewith).

Item 14(a). Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

                                                                           Page
                                                                           ----
Consolidated Financial Statements:
Merkert American Corporation and Subsidiaries:
  Report of Independent Public Accountants................................  F-2
  Consolidated Balance Sheets.............................................  F-3
  Consolidated Statement of Operations....................................  F-4
  Consolidated Statement of Stockholders' Equity..........................  F-5
  Consolidated Statement of Cash Flows....................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
Merkert Enterprises, Inc. and Subsidiary:
  Report of Independent Public Accountants................................ F-21
  Consolidated Balance Sheets............................................. F-22
  Consolidated Statements of Operations................................... F-23
  Consolidated Statements of Stockholders' Deficit........................ F-24
  Consolidated Statements of Cash Flows................................... F-25
  Notes to Consolidated Financial Statements.............................. F-26
Rogers-American Company, Inc. and Subsidiary:
  Report of Independent Public Accountants................................ F-34
  Consolidated Balance Sheets............................................. F-35
  Consolidated Statements of Operations................................... F-36
  Consolidated Statements of Stockholders' Equity (Deficit)............... F-37
  Consolidated Statements of Cash Flows................................... F-38
  Notes to Consolidated Financial Statements.............................. F-39
Consolidated Financial Statement Schedule:
Merkert American Corporation and Subsidiaries:
  II. Valuation and Qualifying Accounts for the period ended December 31,
   1998...................................................................  S-1

Schedules Omitted:

  All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merkert American Corporation and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Merkert American Corporation and Subsidiaries (the "Company") as of March 31, 1998 and December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for the period from inception (March 4, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merkert American Corporation and Subsidiaries as of March 31, 1998 and December 31, 1998, and the consolidated results of their operations and their cash flows for the period from inception (March 4, 1998) through December 31, 1998, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Boston, Massachusetts
March 30, 1999

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                         March 31, December 31,
                                                           1998        1998
                                                         --------- ------------
                         ASSETS
Current assets:
  Cash..................................................   $500      $  1,185
  Restricted cash.......................................    --          9,981
  Accounts receivable, less allowance for doubtful
   accounts of $1,374...................................    --         22,334
  Income taxes receivable...............................    --          2,647
  Inventories...........................................    --          1,623
  Deferred income taxes.................................    --            423
  Prepaid expenses and other............................    289           595
                                                           ----      --------
    Total current assets................................    789        38,788
                                                           ----      --------
Property, plant and equipment, net......................    --         17,417
Noncompetes, net........................................    --          1,986
Goodwill, net...........................................    --        124,475
Deferred income taxes...................................    --          1,328
Other assets............................................    --          4,416
                                                           ----      --------
    Total assets........................................   $789      $188,410
                                                           ====      ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and notes
   payable..............................................   $500      $ 10,523
  Accounts payable......................................    --          9,293
  Accrued expenses......................................    289        21,080
                                                           ----      --------
    Total current liabilities...........................    789        40,896
                                                           ----      --------
Long-term debt, net of current portion..................    --         74,673
                                                           ----      --------
Other liabilities.......................................    --            246
                                                           ----      --------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value--Authorized--54,000,000
   shares
   Issued and outstanding--0 and 7,218,000,
   respectively.........................................    --             72
  Additional paid in capital............................    --         75,489
  Note for sale of common stock.........................    --         (1,500)
  Accumulated deficit...................................    --         (1,466)
                                                           ----      --------
    Total stockholders' equity..........................    --         72,595
                                                           ----      --------
    Total liabilities and stockholders' equity..........   $789      $188,410
                                                           ====      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

       FOR THE PERIOD FROM INCEPTION (MARCH 4, 1998) TO DECEMBER 31, 1998
                      (in thousands, except share amounts)

Commission income.................................................. $    5,975
Sales..............................................................      2,420
                                                                    ----------
  Revenues.........................................................      8,395
Cost of sales......................................................      2,368
Selling expenses...................................................      4,293
General and administrative expenses................................      2,742
Depreciation and amortization......................................        179
                                                                    ----------
  Operating loss...................................................     (1,187)
Interest expense, net..............................................        273
Other expenses, net................................................          6
                                                                    ----------
  Loss before provision for income taxes...........................     (1,466)
Provision for income taxes.........................................        --
                                                                    ----------
  Net loss......................................................... $   (1,466)
                                                                    ==========
Net loss per share--basic.......................................... $    (0.78)
                                                                    ==========
Shares used in computing net loss per share--basic.................  1,891,000
                                                                    ==========
Net income per share--diluted...................................... $    (0.78)
                                                                    ==========
Shares used in computing net loss per share--diluted...............  1,891,000
                                                                    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM INCEPTION (MARCH 4, 1998) TO DECEMBER 31, 1998
                      (in thousands, except share amounts)

                          Common Stock,
                          $.01 Par Value  Additional
                         ----------------  paid in   Note for sale of Accumulated
                          Shares   Amount  capital     Common Stock     deficit    Total
                         --------- ------ ---------- ---------------- ----------- -------
Balance, March 4, 1998
 .......................       --  $ --    $   --        $   --         $   --    $   --
Shares issued upon
 founding and
 organization........... 1,376,111    14       (14)          --             --        --
Shares issued to
 employee...............   275,222     2     2,769        (1,500)           --      1,271
Shares issued in
 connection with the
 Combination............ 1,166,667    12    14,863           --             --     14,875
Shares sold in
 connection with the
 Offering, net of
 expenses............... 4,400,000    44    57,871           --             --     57,915
Net loss................       --    --        --            --          (1,466)   (1,466)
                         --------- -----   -------       -------        -------   -------
Balance, December 31,
 1998................... 7,218,000 $  72   $75,489       $(1,500)       $(1,466)  $72,595
                         ========= =====   =======       =======        =======   =======




  The accompanying notes are an integral part of these consolidated financial statements.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

       FOR THE PERIOD FROM INCEPTION (MARCH 4, 1998) TO DECEMBER 31, 1998
                                 (in thousands)

Cash flows from operating activities:
Net loss............................................................. $ (1,466)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities--
  Depreciation and amortization......................................      179
  Changes in assets and liabilities, exclusive of acquisitions--
  (Increase) decrease in--
    Restricted cash..................................................      (28)
    Accounts receivable, net.........................................      950
    Inventories......................................................     (277)
  Increase (decrease) in--
    Accounts payable.................................................   (3,141)
    Accrued expenses.................................................   (1,700)
                                                                      --------
    Net cash (used in) operating activities..........................   (2,083)
                                                                      --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.................................  (96,147)
                                                                      --------
Cash flows from financing activities:
  Issuance of long term debt.........................................   50,000
  Restricted cash....................................................   (9,000)
  Issuance of Common Stock, net of expenses..........................   57,915
                                                                      --------
    Net cash provided by financing activities........................   98,915
                                                                      --------
    Net increase in cash.............................................      685
Cash at beginning of period..........................................      500
                                                                      --------
Cash at end of year.................................................. $  1,185
                                                                      ========
Supplemental disclosures of:
  Cash flow information--
  Cash payments for--
    Interest......................................................... $      7
    Income taxes.....................................................      --
  Non-cash flow information--
    Note for sale of Common Stock.................................... $  1,500
                                                                      ========
    Common Stock issued in the Combination........................... $ 14,875
                                                                      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share amounts)

1. Business and Organization

  Merkert American Corporation (the "Company") was incorporated on March 4, 1998 in order to create a leading national food brokerage firm providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). On December 18, 1998, simultaneously with the consummation of the Company's Initial Public Offering (the "Offering"), the Company purchased in separate transactions (collectively the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert") and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). As a result, each of Merkert and Rogers became separate wholly owned subsidiaries of the Company. From March 4, 1998 through December 18, 1998, the Company's only operations related to the Offering and Combination.

  The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the executions of Manufacturers' marketing programs with retailers and wholesalers ("Retailers"). The Company's other activities include managing private label programs on behalf of selected Retailers. The Company primarily operates throughout the northeast, mid-Atlantic and southeast regions of the United States.

2. Summary of Significant Accounting Policies

  The following is a summary of significant accounting policies followed in the preparation of these financial statements.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, Merkert and Rogers subsequent to the Combination on December 18, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

 Revenue Recognition

  Commissions are earned and recognized upon shipment by the Manufacturer to the retailer or wholesaler. Product sales revenue is recognized upon shipment by the Company.

 Fair Value of Financial Instruments

  Effective March 4, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 requires the Company to disclose estimated fair values for certain of its financial instruments. The Company's financial instruments consist of cash, restricted cash, accounts receivable, accounts payable, long-term debt and an interest rate swap. The carrying value of the Company's financial instruments approximates fair value at December 31, 1998.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of trade receivables. The Company's trade receivables result primarily from commission sales. The Company maintains reserves for potential credit losses and such losses have been immaterial.

 Inventories

  Inventories are primarily finished goods and consist of price marking guns and labels as well as other supplies sold to retailers. Inventories are stated at the lower of cost or market and are valued on a first-in, first-out (FIFO) basis.

 Property and Equipment

  Property and equipment are stated at estimated fair value, or cost (subsequent to the acquisition). Depreciation is computed using either the straight-line or accelerated methods based upon the estimated useful lives of the assets. See Note 6.

 Intangibles

  Intangibles consist of the following at December 31, 1998:

     Goodwill......................................................... $124,587
     Noncompete agreements............................................    2,000
                                                                       --------
                                                                        126,587
     Accumulated amortization.........................................     (126)
                                                                       --------
                                                                       $126,461
                                                                       ========

  Goodwill, the excess of the acquired business purchase price over the fair value of the assets acquired and liabilities assumed, is amortized on a straight-line basis over its estimated useful life of 40 years. Noncompete agreements are amortized on a straight-line basis over the life of the respective agreement. Amortization expense was $126 for the period ended December 31, 1998. See Note 4.

 Income Taxes

  The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates which will be in effect when these differences are expected to reverse.

 Comprehensive Income

  In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and other comprehensive income items. In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. The adoption of this statement had no impact on total shareholders' equity.

 Impairment of Long-Lived Assets

  The Company evaluates the carrying value of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Accordingly, the Company evaluates long-lived assets including property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under SFAS No. 121, an

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)

assessment is made to determine whether the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows for the applicable operation or independent appraisal). At December 31, 1998, management believes no such impairment of assets was indicated.

 Accrued Expenses

  Accrued expenses consist of the following at December 31, 1998:

     Compensation....................................................... $ 9,295
     Restructuring......................................................   5,146
     Other..............................................................   6,639
                                                                         -------
                                                                         $21,080
                                                                         =======

 Restructuring

  Merkert Enterprises incurred restructuring charges in the period ended December 18, 1998 of $5,987 in connection with severance and other costs incurred prior to the Combination. Rogers incurred a restructuring charge of $948 million in the same period. Payments of $1,789 were made prior to December 31, 1998. The balance of the restructuring charges, $5,146, have been, or will be paid subsequent to December 31, 1998.

 Stock-Based Compensation Plans

  The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

 Earnings Per Share

  In February 1997, the Financial Accounting Standard Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and diluted earnings per share. Basic EPS excludes dilution and is calculated using the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding for the period. Dilutive potential shares consist of stock options and are calculated using the treasury stock method.

 Prepaid Expenses and Other

  Prepaid expenses and other assets at March 31, 1998 consisted primarily of legal, accounting and other professional fees incurred in connection with the Offering and the Combination. All costs associated with the Combination as of December 31, 1998 are included as a component of the purchase price pursuant to the purchase method of accounting. All costs associated with the Offering have been charged to Stockholder's Equity as a reduction to the proceeds upon the closing of the Offering.

 Segment Reporting

  The Company reports information about operating segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


3. The Offering

  On December 18, 1998, the Company completed the Offering and sold 4,400,000 shares of its common stock at an offering price of $15.00 per share. The net proceeds of approximately $61,400 raised by the Company were used primarily to fund the Combination. The common stock sold in the offering does not include an additional 1,651,333 shares issued to related parties in connection with the organization and initial capitalization of the Company (see Note 11) nor 1,166,667 shares issued in connection with the Combination (see Note 4).

  On January 18, 1999, the Underwriters partially exercised an over-allotment option and the Company issued an additional 290,000 shares of Common Stock at the offering price of $15.00 per share. This resulted in additional proceeds to the Company of approximately $4,350 that was used by the Company to fund certain acquisitions and for other corporate purposes. See Note 17.

  The Company and certain executives and directors are parties to a Registration Rights Agreement, dated May 18, 1998, pursuant to which the individuals have the right, subject to certain restrictions, beginning on the date that is 180 days following the completion of the Offering, to cause the Company to effect a registration of their shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), on not more than two occasions. These individuals also have certain "piggy-back" registration rights in the event the Company registers any of its securities for either itself or for security holders exercising their registration rights.

  In connection with the Combination, the Company entered into Registration Rights Agreements with the former stockholders of Merkert and Rogers, respectively, pursuant to which such former stockholders have the right, subject to certain restrictions, to include their shares of Common Stock received in the Combination in a registration statement filed by the Company under the Securities Act.

4. Business Combinations

  In December 1998, concurrently with and as a condition to the consummation of the Offering, the Company purchased all of the outstanding capital stock of Merkert and Rogers. Merkert American Corporation was designated as the accounting acquirer pursuant to Staff Accounting Bulletin 97, because the then current stockholders of the Company owned the largest portion of Common Stock after the consummation of the Offering and the Combination.

  The aggregate consideration paid by the Company for Merkert and Rogers was approximately $74,100, consisting of approximately $56,600 in cash and 1,166,667 shares of Common Stock. In connection with the Combination, the Company repaid in the aggregate, approximately $34,000 of indebtedness and certain then existing acquisition obligations of Merkert and Rogers from a portion of the net proceeds of the Offering and from net available borrowings under the Company's $75,000 Credit Facility (as described in Note 7, the "Credit Facility"). In addition, on behalf of Merkert, the Company funded approximately $1,461 of buyouts of certain employment agreements with two former employees of Merkert.

  The Combination was accounted for using the purchase method of accounting; accordingly, the results of operations of Merkert and Rogers are included in the accompanying consolidated financial statements from December 18, 1998. The purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of the Combination. The purchase price allocations are preliminary. It is management's opinion that the final allocation of the purchase price will not differ materially from the preliminary estimated amounts. The Company has recorded the excess of the purchase price over the estimated fair value of the businesses acquired, approximately $124,587 (net of approximately $2,000 in value assigned to certain noncompete agreements) as "goodwill" in the accompanying consolidated balance sheet. The goodwill is being amortized over a 40 year period.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)

  The following unaudited pro forma combined statement of operations information gives effect to the Combination and the Offering as if they had occurred on January 1, 1997.

                                                         Year ended Period ended
                                                          12/31/97    12/18/98
                                                         ---------- ------------
                                                               (unaudited)
     Revenues...........................................  $230,364    $211,997
     Net income (loss)..................................        91     (26,697)
     Net income per share--basic........................       .01       (3.70)
     Net income per share--diluted......................       .01       (3.70)

  The preceding unaudited pro forma amounts reflect the results of operations for the Company assuming the Combination and the Offering were completed on January 1, 1997. Additionally, the amounts shown in the table reflect (a) reductions in salaries, fringe and other direct expenses of former stockholders/employees of Merkert and Rogers; (b) additional rental expense reflecting the expected sale and leaseback of Rogers' headquarters; (c) net reductions in the amortization of goodwill and other intangibles as a result of the purchase of Merkert and Rogers; (d) income tax provisions after considering non-deductible goodwill amortization; and (e) net reductions in interest expense attributable to the pay down of certain indebtedness.

5. Restricted Cash

  At December 31, 1998 cash in the amount of approximately $9,000 was restricted for use in connection with obligations to repay certain sellers of previously acquired businesses. In addition, certain funds are restricted for promotional purposes. See Note 12.

6. Property, Plant and Equipment

  Property, plant and equipment are comprised of the following at December 31, 1998:

                                                                    Depreciable
                                                           Amount  Life in Years
                                                           ------- -------------
     Land................................................. $ 1,081      --
     Buildings............................................  10,418       40
     Furniture and equipment..............................   4,348        5
     Data processing......................................     702        3
     Motor vehicles.......................................      43        5
     Leasehold improvements...............................     878        5
                                                           -------
                                                            17,470
     Less--Accumulated depreciation.......................      53
                                                           -------
                                                           $17,417
                                                           =======

  Depreciation expense for the period ended December 31, 1998 amounted to approximately $53.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


7. Long-Term Debt

  As of December 31, 1998, debt consists of the following:

     Credit Facility (as defined):
       Revolving Credit................................................ $   --
       Term Loan.......................................................  50,000
     Acquisition obligations...........................................  20,750
     Bank--mortgage loans..............................................  13,078
     Commercial promissory notes.......................................     778
     Leases............................................................     306
     Other.............................................................     284
                                                                        -------
                                                                         85,196
     Less--Current maturities..........................................  10,523
                                                                        -------
       Net long-term debt.............................................. $74,673
                                                                        =======

  In connection with the Offering and the Combination, the Company obtained a $75,000 Credit Facility from First Union National Bank and First Union Capital Markets. First Union National Bank is an affiliate of Wheat First Securities, Inc., one of the Underwriters of the Offering. First Union Capital Markets is a division of Wheat First Securities, Inc. The Credit Facility consists of a five-year, secured, fully amortizing $50,000 term loan (the "Term Loan") and a three-year, secured $25,000 revolving line of credit (the "Revolving Credit"). The Company paid commitment and other fees of approximately $3,035 in connection with obtaining the Credit Facility.

  The Credit Facility is secured by a lien on substantially all of the assets of the Company, Merkert, Rogers and their respective subsidiaries and by a pledge of 100% of the capital stock of Merkert, Rogers and such subsidiaries. In addition, the Credit Facility is jointly and severally guaranteed by Merkert, Rogers and their respective subsidiaries.

  Interest is payable on the Term Loan and the Revolving Credit at a rate based on one of two customary interest rates plus an additional interest margin of 75 to 350 basis points. The rate on the outstanding balance of the Term Loan was 8.73% as of December 31, 1998. The applicable margin is determined based on certain financial ratios of the Company. The Credit Facility requires the Company to make certain mandatory prepayments of amounts outstanding under the Credit Facility with the use of certain excess cash flow and certain proceeds of debt and equity financing. The Credit Facility requires the Company to comply with various affirmative and negative covenants, including, among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and (iv) obtaining the lenders' consent to acquisitions involving cash consideration in excess of a specified amount.

  In December 1998, the Company entered into an interest rate swap agreement with a financial institution to reduce the impact of interest rate changes on the Term Loan. The agreement, which matures on December 31, 2001 has a notational principal amount of $25,000. The swap agreement effectively converts a portion of the Term Loan to a fixed rate. The Company pays the counterparty a fixed rate of 5.17% per annum and receives payments based upon the floating three month LIBOR rate. The Company is exposed to credit loss in the event of nonperformance by the counterparty; however, the Company does not anticipate such nonperformance.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


  The amounts due under the acquisition agreements represent the total estimated payments to be made pursuant to these agreements. The total estimated payments have been discounted at rates ranging from 8% to 10%. Cash of approximately $9,000 is held in escrow as of December 31, 1998 in connection with obligations to repay certain sellers of previously acquired businesses. The amounts due under the acquisition agreements are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments.

  The Company's corporate office space is secured by a mortgage with a real estate lender. The balance outstanding under the mortgage note of approximately $9,360 at December 31, 1998 bears interest at 8.56%, requires monthly payments of approximately $82 including interest and matures on March 1, 2018.

  The Company also has a mortgage note with a bank which is secured by certain land, a building and fixtures. The balance outstanding under this mortgage of approximately $3,718 at December 31, 1998 bears interest at 8.50% with monthly payments of approximately $34 including interest through December 1999 and a balloon payment of approximately $3,646 due in January 2000.

  Future principal payments on long-term debt for the years ending December 31, are as follows:

     1999............................................................... $10,523
     2000...............................................................  15,846
     2001...............................................................  12,646
     2002...............................................................  15,172
     2003...............................................................  15,148
     Thereafter.........................................................  15,861
                                                                         -------
       Total............................................................ $85,196
                                                                         =======

8. Employee Benefit Plans

  The Company sponsors separate contributory plans for employees under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). Merkert Enterprises amended its Employee Stock Ownership Plan and Trust ("ESOP") on January 1, 1997 to provide for a contributory plan. Eligible employees of Merkert and Rogers can make voluntary contributions to their respective 401(k) Plans.

  Under the provisions of the 401(k) Plans, the Company currently matches varying percentages of an eligible employee's contribution up to certain limits determined by the Company of the employee's salary. On an annual basis, the Company may make a discretionary contribution into the profit sharing component of Rogers' 401(k) Plan.

  On December 18, 1998 all of the Merkert Enterprises shares held by the ESOP were purchased by the Company as part of the Combination.

  For the period ended December 31, 1998, the Company's expense with regard to the 401(k) plans was not material.

9. Postretirement Benefits

  The Company provides medical and dental benefits to certain eligible former employees and their eligible dependents of Merkert and Rogers (the "Postretirement Plan"). The accumulated postretirement benefit obligation, which is unfunded, recorded in Other liabilities in the accompanying consolidated balance sheet as of December 31, 1998, amounted to approximately $484. This obligation was determined using an estimated discount rate of 8% based on estimated payments required over future periods. An increase of 1% in health care cost rates would not have a material effect on the Company's financial position or results of operations.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


10. Income Taxes

  The provision for income taxes for the period ended December 31, 1998 is as follows:

     Federal--
       Current............................................................. $--
       Deferred............................................................  --
                                                                            ----
                                                                             --
                                                                            ----
     State--
       Current.............................................................  --
       Deferred............................................................  --
                                                                            ----
                                                                            $--
                                                                            ====

  A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the effective rates reflected in the accompanying consolidated statement of operations is as follows:

     Federal income tax provision (benefit) at statutory rates.......... $(513)
     State income taxes, net of federal benefit.........................  (132)
     Permanent items....................................................    74
     Other..............................................................   571
                                                                         -----
                                                                         $ --
                                                                         =====

  The tax effect of temporary differences which give rise to deferred income tax assets (liabilities) at December 31, 1998 are as follows:

     Assets--
       Net operating loss carryforwards................................ $ 9,575
       Tax credit carryforwards........................................     157
       Receivable reserves.............................................     542
       Other...........................................................   7,081
                                                                        -------
         Total assets..................................................  17,355
       Valuation allowance............................................. (16,328)
                                                                        -------
         Total assets, net of valuation allowance......................   1,027
                                                                        -------
     Liabilities--
       Property basis differences......................................    (366)
       Other...........................................................    (661)
                                                                        -------
         Total liabilities.............................................  (1,027)
                                                                        -------
         Net assets.................................................... $   --
                                                                        =======

  At December 31, 1998, the Company had net operating loss carryforwards of approximately $22,098 for federal income tax purposes which expire in varying amounts through 2018.

  The Company has provided a valuation allowance on the portion of the net deferred tax assets due to the uncertainty of their realizability.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


  Merkert is currently the subject of an audit with respect to its federal income tax returns for its fiscal years 1995, 1996 and 1997. In connection with the acquisition of Merkert by the Company, a portion of the cash purchase price has been held in escrow to cover potential liabilities resulting from the audit. The Company does not believe that the ultimate outcome of the audit will have a material adverse effect on its financial condition or results of operations.

11. Related Party Transactions

  In connection with the founding and organization of the Company, Monroe & Company II, LLC purchased 1,376,111 shares of Common Stock for a nominal purchase price. On May 11, 1998, Monroe & Company, LLC entered into a consulting agreement with the Company pursuant to which Monroe & Company, LLC was engaged to render certain business consulting, financial advisory and investment banking services to the Company on an exclusive basis for three years. Pursuant to the consulting agreement, Monroe & Company, LLC is paid a financial advisory fee equal to (i) 5% of any consideration paid by the Company in connection with any transaction which results in the merger, consolidation or combination of the Company and a third party, the acquisition by the Company of the capital stock or assets of a third party or a joint venture with any third party ("Consideration") up to $1,000, plus (ii) 4% of the Consideration paid in excess of $1,000 and up to $2,000, plus (iii) 3% of the Consideration paid in excess of $2,000 and up to $3,000, plus (iv) 2% of the Consideration paid in excess of $3,000 and up to $4,000, plus (v) 1% of the Consideration paid in excess of $4,000. Under the consulting agreement, Monroe & Company, LLC will also be paid a fee equal to 0.75% of any principal amount committed under a senior credit facility for the Company from a lending institution. An additional fee shall be payable to Monroe & Company, LLC upon increases in such amount or upon refinancing with a new lender during the term of the consulting agreement. Monroe & Company, LLC will also be entitled to consulting fees based on projects and fee schedules to be mutually agreed upon by Monroe & Company, LLC and the independent directors of the Company (the "Board"). All fees related to financial advisory services and private placement will be paid to Monroe & Company, LLC in cash at the closing of the respective transaction. Consulting fees are paid on a monthly basis as services are rendered. For the period ended December 31, 1998, Monroe & Company, LLC was paid approximately $0.6 million for such services.

  In April 1998, Gerald R. Leonard, who became Chairman of the Board, Chief Executive Officer and President of the Company upon consummation of the Offering, purchased 275,222 shares of Common Stock from the Company for an aggregate purchase price of $1,500. As a result, the Company recorded a non-recurring compensation charge of $1,271 in the second quarter of 1998. The purchase price for such stock was paid by a promissory note from Mr. Leonard to the Company in the principal amount of $1,500 (the "Leonard Note"). The Leonard Note provides that amounts outstanding thereunder will bear interest at a rate of 6% per annum, and that the entire principal amount and accrued interest will be due and payable on April 8, 2003. Mr. Leonard's obligations under the Leonard Note are secured by a pledge of the 275,222 shares of Common Stock purchased thereby pursuant to a stock pledge agreement.

  The Leonard Note is a recourse obligation of Mr. Leonard with respect to the sum of (i) the outstanding principal amount from time to time less $750 (but not less than zero dollars) and (ii) one-half of the accrued and unpaid interest at such time.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


12. Commitments and Contingencies

 Promotional Funds

  Certain Manufacturers provide the Company with funds to be used solely for advertising and other promotional activities. As of December 31, 1998, the Company had cash of $772 which was restricted to payment for promotional activities on behalf of its Manufacturers. The offsetting liability is included in accrued liabilities in the consolidated balance sheet at December 31, 1998.

 Legal Proceedings

  The Company has received written notice from the seller of a food brokerage business acquired by Merkert alleging that Merkert has breached certain covenants contained in an agreement with such seller, claiming that such breaches have caused the acceleration of certain obligations of Merkert to such seller and have filed an arbitration demand which is currently pending before the American Arbitration Association. In the opinion of management, any liability that the Company might incur upon the resolution of this arbitration will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

  The Company is involved in various legal proceedings that arise in the ordinary course of business. Management believes the outcome of such legal proceedings will not have a material adverse impact on the Company's consolidated financial position or results of operations.

 Leases

  The Company leases certain office and warehouse facilities under operating leases expiring on various dates through 2005.

  Rental costs, including real estate taxes, amounted to approximately $188 for the period ended December 31, 1998.

  The following is a schedule of future minimum rental payments exclusive of real estate taxes required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998:

                                                                   Rent Payments
                                                                   -------------
     Year ending December 31,
       1999.......................................................    $ 4,354
       2000.......................................................      3,131
       2001.......................................................      2,707
       2002.......................................................      2,210
       2003.......................................................      1,809
       Thereafter.................................................      2,482
                                                                      -------
         Total....................................................    $16,693
                                                                      =======

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


13. Stockholders' Equity

  On December 15, 1998, the Company effected a stock dividend of 729.9074 shares of Common Stock and 186.5 shares of Restricted Common Stock in respect of each share of Common Stock outstanding on December 15, 1998. All share and per share amounts give effect to such stock dividend.

  The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. The holders of Restricted Common Stock are entitled to 1/10th of one vote for each share held on all matters on which they are entitled to vote. Holders of Restricted Common Stock are entitled to vote on all matters on which holders of Common Stock are entitled to vote.

  Each share of Restricted Common Stock will automatically convert into Common Stock on a share for share basis upon a disposition of such shares of Restricted Common Stock (i) which occurs after the later to occur of (x) the first day after the second anniversary of the consummation of the Offering and the Combination and (y) the first day after the first election of Class II Directors occurring after the consummation of the Offering and the Combination.

  Upon amendment and restatement of the Company's Certificate of Incorporation, the Company's authorized capital stock consists of 54,000,000 shares of Common Stock, $.01 par value per share, of which 4,000,000 are designated as Restricted Common Stock and 1,000,000 shares of undesignated preferred stock.

 Common Stock

  Holders of Common Stock are entitled to one vote for each share held of record on all matters to be submitted to a vote of the stockholders.


  In the event of any liquidation, dissolution or winding-up of the affairs of the Company, holders of Common Stock will be entitled to share ratably in the assets of the Company remaining after payment or provision for payment of all of the Company's debts and obligations and after liquidation payments to holders of the outstanding shares of undesignated preferred stock, if any.

 Undesignated Preferred Stock

  At December 31, 1998, there were no shares of undesignated preferred stock outstanding. Holders of undesignated preferred stock would have priority over the holders of Common Stock with respect to dividends, and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of undesignated preferred stock in one or more series and to fix the terms, limitations, relative rights and preferences and variations.

14. Stock Option Plan

  The Company has adopted the Merkert American Corporation 1998 Stock Option and Incentive Plan (the "1998 Stock Plan"). The 1998 Stock Plan provides for the award of incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), stock appreciation rights, deferred stock awards, restricted and unrestricted stock awards, performance share awards and dividend equivalent rights to all directors and employees of and consultants to the Company. The number of shares authorized for issuance under the 1998 Stock Plan is 938,340. In general, the terms of the awards granted are established by either the Board of Directors or a committee established by the Board of Directors, which will consist of no less than two non-employee directors.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                     (in thousands, except share amounts)


  In November and December 1998, the Company granted NQSOs to purchase up to 245,000 shares of Common Stock under the 1998 Stock Plan to persons who are officers of the Company following the consummation of the Offering. These options were issued at an exercise price of $11.25 per share and become exercisable in five annual installments beginning on the first anniversary of the date of grant. The difference between the exercise price, $11.25, and the offering price will be recognized as compensation expenses over the vesting period. In addition, in connection with the Offering, the Company granted to employees of the Company options under the 1998 Stock Plan to purchase an aggregate of 347,000 shares of Common Stock. Each such option has a per share exercise price equal to the Offering price, will expire ten years from the date of grant and generally will become exercisable in five annual installments beginning on the first anniversary of the date of grant. The Company also granted to directors, options under the 1998 Stock Plan to purchase an aggregate of 65,000 shares of Common Stock. Each such option has a per share exercise price equal to the offering price, expires 10 years from the date of grant and generally becomes exercisable in annual installments vesting 50% upon the first anniversary of the grant date and the remaining 50% vesting in equal installments over the number of years remaining in each director's term as of the first anniversary of the date of the grant.

  Information with respect to all stock options is summarized below:

                                                                 Weighted Avg.
                                          ISOs    NQSOs   Total  Exercise Price
                                         ------- ------- ------- --------------
   Outstanding at March 4, 1998.........     --      --      --         --
     Granted............................ 347,000 310,000 657,000     $13.60
     Exercised..........................     --      --      --         --
     Canceled...........................     --      --      --         --
                                         ------- ------- -------     ------
   Outstanding at December 31, 1998..... 347,000 310,000 657,000     $13.60
                                         ======= ======= =======     ======

  The Company has adopted the disclosure-only provisions of SFAS No. 123. As such, had compensation expense for the Company's 1998 Stock Plan been determined based on the fair value at the grant dates for awards in 1998, the Company's net (loss), basic and diluted net (loss) per share would have been $(1,502), $(0.79) and $(0.79), respectively on a pro-forma basis for the period ended December 31, 1998. Pro forma compensation expense for options granted is reflected over the vesting period; therefore future pro forma compensation expense may be greater as additional options are granted.

  The fair value of stock options granted during 1998 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value was $5.67 per share assuming an expected volatility of 32.5%, a risk free interest rate of 5.25%, expected lives of 9.9 years, and no dividend yield.

15. Segment Information

  The Company operates in two principal business segments: Food Brokerage and Private Label principally in the United States. The Company provides outsourced sales and marketing services to manufacturers of branded food and non-food products in the Food Brokerage segment. Private Label includes the Company's private label division, which procures private label products on behalf of certain retailers as well as the distribution of price marking equipment and other ancillary products to retailers.

  The financial information provided below reflects only those operations from December 18, 1998, the date of acquisition of Merkert and Rogers, through December 31, 1998. The Company had no operating history in these segments prior to December 18, 1998.

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

                      (in thousands, except share amounts)


  Food Brokerage revenues are reported as Commissions on the Consolidated Statement of Operations, while Private Label revenues are reported as Sales. Operating profit is total revenue less operating expenses and excludes general corporate expenses, interest expense and income taxes.

  Information on the Company's business segments was as follows:

  For the period from inception (March 4, 1998) to December 31, 1998:

     Revenues:
       Food Brokerage................................................ $  5,975
       Private Label.................................................    2,420
                                                                      --------
                                                                      $  8,395
                                                                      ========
     Operating Profit:
       Food Brokerage................................................      598
       Private Label.................................................       52
       General corporate expenses....................................   (1,837)
                                                                      --------
       Operating (loss).............................................. $ (1,187)
                                                                      ========
     At December 31, 1998:
     Identifiable Assets:
       Food Brokerage................................................ $ 19,036
       Private Label.................................................    4,920
       General corporate assets......................................  164,454
                                                                      --------
                                                                      $188,410
                                                                      ========

  Two supermarket customers accounted for 75% of the private label sales segment in the period from December 18, 1998 to December 31, 1998.

16. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share for the period ended December 31, 1998:

     Numerator:
       Net income (loss)........................................... $   (1,466)
                                                                    ==========
     Denominator:
       Weighted average shares--basic..............................  1,891,000
       Dilutive stock options......................................        --
                                                                    ----------
       Weighted average shares--assuming dilution..................  1,891,000
                                                                    ==========
     Net income (loss) per common share:
       Basic and diluted........................................... $    (0.78)
                                                                    ==========
       Number of options excluded as they would be antidilutive....    657,000
                                                                    ==========

17. Subsequent Events

  In January 1999, the Company acquired Sell, Inc. ("Sell") for cash consideration of approximately $2,400 and notes payable of $3,800. Sell, a full service brokerage firm in the Midwest, had revenues of $9,600 for the year ended November 30, 1998.

  In February 1999, the Company signed letters of intent to acquire three full service food brokerage companies, Smith, Weber, Boos, Inc. ("SWB"), Buckeye Sales & Marketing, Inc. ("Buckeye") and United Brokerage Company ("UBC"). All three companies operated in the Midwest region of the United States. SWB has operated under a joint marketing arrangement with a subsidiary of the Company since 1998. Buckeye and UBC, have each operated under an alliance known as "The Sell Group" since 1998. The combined annual revenues of SWB, Buckeye and UBC are approximately $24,000.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merkert Enterprises, Inc. and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Merkert Enterprises, Inc. and Subsidiary ("Merkert") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merkert Enterprises, Inc. and Subsidiary as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
March 30, 1999

                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               1996      1997
                                                             --------  --------
                          ASSETS
Current assets:
  Cash.....................................................  $    730  $    566
  Restricted cash..........................................       368       595
  Accounts receivable, less allowance for doubtful accounts
   of $225 and $575, respectively..........................    16,708    18,437
  Inventories..............................................     1,834     1,911
  Prepaid expenses and advances............................       240       318
                                                             --------  --------
    Total current assets...................................    19,880    21,827
                                                             --------  --------
Property, plant and equipment, net.........................     8,155    12,628
                                                             --------  --------
Intangibles, net of amortization...........................    18,027    23,613
                                                             --------  --------
Other assets...............................................     1,360       631
                                                             --------  --------
    Total assets...........................................  $ 47,422  $ 58,699
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt.....................  $    651  $    693
  Revolving line of credit.................................     1,430     5,883
  Current maturities of notes payable and lease
   obligations.............................................     2,746     4,085
  Accounts payable.........................................     8,611     8,184
  Accrued expenses.........................................    23,844    27,942
                                                             --------  --------
    Total current liabilities..............................    37,282    46,787
                                                             --------  --------
Long-term debt and notes payable, less current maturities..    15,590    21,278
                                                             --------  --------
Commitments and contingencies
Convertible redeemable preferred stock:
  $.01 par value, at redemption value--
   Authorized--500,000 shares
   Issued and outstanding--237,446 and 213,566,
    respectively...........................................     6,360     5,720
Common Stock, subject to redemption, $.01 par value--
 Issued and outstanding--370,753 and 411,853 shares,
  respectively.............................................       805     1,619
Stockholders' deficit:
  Common stock, $.01 par value--
   Authorized--3,500,000 shares
   Issued and outstanding--1,232,582 and 1,224,582 shares,
    respectively...........................................        14        14
  Additional paid-in capital...............................     3,126     3,126
  Accumulated deficit......................................   (12,048)  (15,942)
  Treasury stock--at cost..................................    (3,707)   (3,903)
                                                             --------  --------
                                                              (12,615)  (16,705)
                                                             --------  --------
    Total liabilities and stockholders' deficit............  $ 47,422  $ 58,699
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                        Year ended December 31,   Period ended
                                        ------------------------  December 18,
                                           1996         1997          1998
                                        -----------  -----------  ------------
Revenues:
  Commissions.......................... $    80,661  $   104,274    $ 90,254
  Sales................................      44,916       43,105      42,185
                                        -----------  -----------    --------
                                            125,577      147,379     132,439
Operating expenses:
  Selling expenses.....................      52,510       69,913      59,778
  Cost of sales........................      41,890       39,027      38,709
  General and administrative...........      28,097       32,582      29,806
  Depreciation and amortization........       2,447        4,484       4,437
  Restructuring expense................         --           --        5,987
                                        -----------  -----------    --------
    Operating income (loss)............         633        1,373      (6,278)
                                        -----------  -----------    --------
Other income (expense):
  Interest expense, net................      (2,150)      (4,954)     (4,180)
  Other income (expense), net..........         247           23        (530)
                                        -----------  -----------    --------
    Total other income (expense).......      (1,903)      (4,931)     (4,710)
                                        -----------  -----------    --------
Loss before provision for income
 taxes.................................      (1,270)      (3,558)    (10,988)
Provision (benefit) for income taxes...         804         (109)        --
                                        -----------  -----------    --------
    Net loss...........................      (2,074)      (3,449)    (10,988)
Preferred stock dividends..............         445          445         300
                                        -----------  -----------    --------
Net loss applicable to common
 stockholders.......................... $    (2,519) $    (3,894)   $(11,288)
                                        ===========  ===========    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (in thousands, except share amounts)

                          Common Stock,
                          $.01 Par Value  Treasury Stock   Additional
                         ---------------- ---------------   Paid-in   Accumulated
                          Shares   Amount Shares   Amount   Capital     Deficit    Total
                         --------- ------ -------  ------  ---------- ----------- --------
Balance, December 31,
 1995................... 1,447,582  $ 14  123,000  $2,042    $3,126    $ (9,529)  $ (8,431)
  Net loss..............       --    --       --      --        --       (2,074)    (2,074)
  Preferred dividend
   declared.............       --    --       --      --        --         (445)      (445)
  Purchase of treasury
   stock................       --    --    92,000   1,665       --          --      (1,665)
                         ---------  ----  -------  ------    ------    --------   --------
Balance, December 31,
 1996................... 1,447,582    14  215,000   3,707     3,126     (12,048)   (12,615)
  Net loss..............       --    --       --      --        --       (3,449)    (3,449)
  Preferred dividend
   declared.............       --    --       --      --        --         (445)      (445)
  Issuance of stock--
   401(k)...............       --    --   (10,500)   (174)      --          --         174
  Purchase of treasury
   stock................       --    --    18,500     370       --          --        (370)
                         ---------  ----  -------  ------    ------    --------   --------
Balance, December 31,
 1997................... 1,447,582    14  223,000   3,903     3,126     (15,942)   (16,705)
  Net loss..............       --    --       --      --        --      (10,988)   (10,988)
  Preferred dividend
   declared.............       --    --       --      --        --         (300)      (300)
                         ---------  ----  -------  ------    ------    --------   --------
Balance, December 18,
 1998................... 1,447,582  $ 14  223,000  $3,903    $3,126    $(27,230)  $(27,993)
                         =========  ====  =======  ======    ======    ========   ========




  The accompanying notes are an integral part of these consolidated financial statements.

                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year ended
                                                 December 31,     Period ended
                                                ----------------  December 18,
                                                 1996     1997        1998
                                                -------  -------  ------------
Cash flows from operating activities:
Net loss....................................... $(2,074) $(3,449)   $(10,988)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities--
  Depreciation and amortization................   2,447    4,484       4,437
  Loss (gain) on disposal of fixed assets......      45      115        (251)
  Deferred income taxes........................     --       --       (1,576)
  Changes in assets and liabilities, exclusive
   of acquisitions.............................
  (Increase) decrease in--
    Restricted cash............................     309     (227)         16
    Accounts receivable, net...................  (1,565)  (1,729)      4,076
    Inventories, prepaid expenses and
     advances..................................     718     (155)        516
    Other assets...............................    (348)     527        (330)
  Increase (decrease) in--
    Accounts payable...........................   2,266     (427)      3,163
    Accrued expenses...........................   2,584    4,098       1,865
                                                -------  -------    --------
      Net cash provided by operating
       activities..............................   4,382    3,237         928
                                                -------  -------    --------
Cash flows from investing activities:
Additions to property, plant and equipment.....  (3,356)  (7,273)     (1,586)
Net proceeds from sale of property, plant and
 equipment.....................................     117      530         647
Acquisitions, net of cash acquired.............  (1,421)    (748)        --
(Increase) decrease in cash surrender value,
 net of increase in policy loans...............     (26)     202         (12)
                                                -------  -------    --------
      Net cash (used in) investing activities..  (4,686)  (7,289)       (951)
                                                -------  -------    --------
Cash flows from financing activities:
Dividends paid.................................    (445)    (445)       (300)
Borrowings under revolving line of credit......   1,430    4,453       2,146
Issuance (repayment) of long-term debt.........   1,473    3,419         978
Net (repayment) of notes payable...............  (1,292)  (2,529)       (540)
Redemption of convertible preferred stock......     --      (640)       (622)
Redemption of redeemable common stock..........     --       --         (350)
(Repurchase) issuance of treasury stock........  (1,665)    (370)        --
                                                -------  -------    --------
      Net cash (used in) provided by financing
       activities..............................    (499)   3,888       1,312
                                                -------  -------    --------
      Net increase (decrease) in cash..........    (803)    (164)      1,289
Cash at beginning of year......................   1,533      730         566
                                                -------  -------    --------
Cash at end of period.......................... $   730  $   566    $  1,855
                                                =======  =======    ========
Supplemental disclosures of:
  Cash flow information--
    Cash payments for--
      Interest................................. $   934  $ 3,501    $  4,200
                                                =======  =======    ========
      Income taxes............................. $ 1,825  $    21    $  1,780
                                                =======  =======    ========
  Non-cash flow information--
    Purchase price financed by seller.......... $13,947  $ 6,292    $    --
                                                =======  =======    ========
    Liabilities assumed........................ $   724  $   560    $    --
                                                =======  =======    ========
    Stock issued to ESOP....................... $   --   $   174    $    871
                                                =======  =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share amounts)

1. Nature of Business

  Merkert Enterprises, Inc. ("Merkert") is a broker of food and various food-related products. Merkert provides sales, marketing and merchandising services to manufacturers ("Manufacturers") of consumer goods and serves as an intermediary between the Manufacturers and retailers and wholesalers of the consumer goods. Merkert also provides development, inventory management and procurement and packaging services of private label frozen fruit and vegetable products for several retailers. Merkert primarily operates throughout the northeast and mid-Atlantic regions of the United States.

  On May 20, 1998, and as amended from time to time, Merkert entered into a stock purchase agreement with Merkert American Corporation and the stockholders of Merkert (the "Purchase Agreement"). On December 18, 1998, pursuant to the Purchase Agreement and simultaneously with an Initial Public Offering of Merkert American Corporation common stock (collectively the "Combination"), Merkert American Corporation purchased all of the outstanding shares of common and convertible redeemable preferred stock of Merkert. The consideration paid by Merkert American Corporation was approximately $31,000 in cash and 1,166,667 shares of its common stock. The cash portion of the consideration does not reflect approximately $17,200 of payments made by Merkert of certain federal and state tax obligations resulting from the settlement of an examination of Merkert's tax filings for 1992, 1993 and 1994. See further discussion in Note 9.

  On December 18, 1998, as a result of the Combination, Merkert became a wholly-owned subsidiary of Merkert American Corporation.

2. Summary of Significant Accounting Policies

 Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of Merkert and its wholly-owned subsidiary Merkert Laboratories, Inc. These financial statements reflect the historical balance sheets of Merkert as of December 31, 1996 and 1997 and the statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

 Revenue Recognition

  Commissions are earned and recognized upon shipment by the Manufacturer to the retailer or wholesaler. Merkert recognizes product sales revenue upon shipment.

 Fair Value of Financial Instruments

  Effective December 31, 1995, Merkert adopted Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 requires that Merkert disclose

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)

estimated fair values for certain of its financial instruments. Merkert's financial instruments consist of cash, restricted cash, accounts receivable, notes payable, accounts payable and long-term debt. The carrying value of Merkert's financial instruments approximates fair value at December 31, 1996 and 1997.

 Concentration of Credit Risk

  Financial instruments that potentially subject Merkert to concentrations of credit risk principally consist of trade receivables. Merkert's trade receivables result primarily from commission sales. Merkert maintains reserves for potential credit losses and such losses have been immaterial.

 Inventories

  Inventories are primarily finished goods and consist of price marking guns and labels as well as other supplies sold to retailers. Inventories are stated at the lower of cost or market and are valued on a first-in, first-out (FIFO) basis.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed principally by accelerated methods over the estimated useful lives of the assets. See Note 4.

 Intangibles

  Intangibles consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
     Goodwill................................................. $17,160  $20,595
     Noncompete agreements....................................   1,857    5,883
                                                               -------  -------
                                                                19,017   26,478
     Accumulated amortization.................................    (990)  (2,865)
                                                               -------  -------
                                                               $18,027  $23,613
                                                               =======  =======

  Goodwill, the excess of the acquired business purchase price over the fair value of the acquired assets, is amortized on a straight-line basis over estimated useful lives that range from 10 to 20 years. Noncompete agreements are amortized on a straight-line basis over the life of the respective agreement. Amortization expense was $861, $2,615 and $2,607 for the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998, respectively.

 Income Taxes

  Merkert provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates which will be in effect when these differences are expected to reverse.

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


 Impairment of Long-Lived Assets

  Merkert evaluates the carrying value of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Accordingly, Merkert evaluates the carrying value of its long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under SFAS No. 121, an assessment is made to determine whether the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows for the applicable operation or independent appraisal). At December 31, 1996 and 1997 and December 18, 1998, management believes no such impairment of assets was indicated.

 Accrued Expenses

  Accrued expenses consist of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1996    1997
                                                                 ------- -------
     Compensation............................................... $ 3,125 $ 3,589
     Taxes......................................................  14,353  16,972
     Other......................................................   6,366   7,381
                                                                 ------- -------
                                                                 $23,844 $27,942
                                                                 ======= =======

 Restructuring

  Merkert incurred restructuring charges in the period ended December 18, 1998 of $5,987 in connection with severance and other costs incurred prior to the Combination. Payments of $975 were made prior to December 31, 1998. The balance of the restructuring charges of $5,012 have been, or will be paid, subsequent to December 31, 1998.

3. Acquisitions

  Merkert completed acquisitions of several food brokerage businesses during 1996 and 1997.

  The acquisitions were accounted for using the purchase method of accounting; accordingly, the results of operations are included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. A portion of the purchase price in certain acquisitions is payable contingent upon achieving defined performance criteria. Merkert's policy is to estimate the net present value of the expected payments and record that amount as part of the purchase price. Merkert records any ultimate changes to the estimate as an adjustment to the goodwill. Purchase price in excess of net identified tangible and intangible assets is recorded as goodwill and amortized on a straight-line basis over periods ranging from 10 to 20 years. The following is a summary of the acquisitions that were consummated in 1996 and 1997:

                                   Purchase Price      Net
                                  ------------------ Tangible
                                   Cash    Financed   Assets
                            Date   Paid    by Seller Acquired Goodwill Intangibles
                            ----- -------  --------- -------- -------- -----------
   ABD Sales, Inc.......... 10/96 $(1,121)  $(9,275)  $ (63)  $10,147    $  312
   DelGrosso-Richardson-
    Morrison, Inc.......... 10/96    (300)   (4,672)     88     3,554     1,330
   Toomey-Delong, Inc......  1/97    (635)   (5,144)    593     1,160     4,026
   Luciano.................  1/97    (113)   (1,148)   (405)    1,666       --

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


  Had each of these acquisitions been consummated on January 1, 1996, the unaudited pro forma revenues and net loss for Merkert for the year ended December 31, 1996 would have been $164,877 and $(1,787), respectively.

4. Property, plant and equipment

  Property, plant and equipment are comprised of the following at December 31, 1996 and 1997:

                                                                     Depreciable
                                                                        Life
                                                      1996    1997    In Years
                                                     ------- ------- -----------
     Land........................................... $   693 $   693      --
     Buildings......................................   5,780  10,113    25-39
     Furniture and equipment........................   4,744   5,590        5
     Data processing................................   4,010   5,497        3
     Motor vehicles.................................   1,061     354        5
     Leasehold improvements.........................   1,036     217        5
                                                     ------- -------
                                                      17,324  22,464
     Less--Accumulated depreciation.................   9,169   9,836
                                                     ------- -------
                                                     $ 8,155 $12,628
                                                     ======= =======

  Depreciation expense for the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998, was $1,586 and $1,869 and $1,830, respectively.

5. Long-Term Debt

  As of December 31, debt consists of the following:

                                                                 1996    1997
                                                                ------- -------
     Revolving line of credit.................................. $ 1,430 $ 5,883
     Bank mortgage and term loans..............................   2,834   6,253
     Subordinated promissory notes.............................   1,951   1,242
     Leases....................................................     --      186
     Acquisition Agreement--DRM................................   4,577   3,532
     Acquisition Agreement--ABD................................   8,723   8,513
     Acquisition Agreement--FSS................................     625     327
     Acquisition Agreement--Luciano............................     --    1,345
     Acquisition Agreement--Toomey-DeLong......................     --    4,509
     Other.....................................................     277     149
                                                                ------- -------
                                                                 20,417  31,939
     Less--Current maturities..................................   4,827  10,661
                                                                ------- -------
       Net long-term debt...................................... $15,590 $21,278
                                                                ======= =======

  On October 31, 1996, Merkert entered into an $8,500 secured revolving line of credit agreement with a bank. The revolving line of credit bears interest at the bank's base rate (8.5% at December 31, 1997). On December 23, 1997, the revolving line of credit agreement was amended to extend the term of the agreement through February 1, 1999. On December 18, 1998, the then outstanding balance under this agreement of $8,000 was paid off in connection with the Combination.

  On September 5, 1996, a bank mortgage secured by a building was refinanced and Merkert entered into a new loan agreement with a bank. The agreement provided for a $4,335 mortgage loan and amended the existing

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)

term loan to increase the availability under the loan to $2,765. Proceeds from these borrowings were used to refinance the old bank mortgage note, existing commercial promissory note, and to fund construction of Merkert's new office space. The mortgage loan required monthly interest payments only, beginning October 5, 1996 through July 5, 1997. Effective July 5, 1997, both principal and interest were due monthly. The mortgage loan matured September 5, 2006, at which time a balloon payment of the remaining balance would have been due. On February 13, 1998, Merkert entered into a $9,500 secured mortgage agreement, effective April 1, 1998, with a real estate lender that replaced their existing mortgage and term loans. The mortgage note bears interest at 8.56%. The loan requires monthly payments of $82, beginning April 1, 1998 and matures March 1, 2018.

  In September 1995, Merkert repurchased 115,000 shares of common stock for an aggregate purchase price of $1,909. Merkert paid $581 in cash and delivered an unsecured promissory note in the amount of $1,328. The note requires three annual principal payments of $443 and bears interest at 8.75%.

  In February 1996, Merkert repurchased 92,000 shares of common stock for an aggregate purchase price of $1,665. Merkert paid $333 and delivered an unsecured subordinated promissory note in the amount of $1,332. The note requires five annual principal payments of $266 and bears interest at 8.25%.

  In July 1997, Merkert elected to repurchase 8,000 shares of common stock for an aggregate purchase price of $160. At December 31, 1997, Merkert had delivered an unsecured subordinated promissory note in settlement of this obligation.

  The amounts due under the acquisition agreements represent the total estimated payments to be made pursuant to these agreements. The total estimated payments have been discounted using a rate of approximately 10%. In connection with the Combination, the then outstanding balances of the Luciano and Toomey-Delong obligations aggregating approximately $5,089 were paid in full on December 18, 1998. The amount then outstanding under the ABD obligation of approximately $9,000 is held in escrow pending the resolution of the matter discussed in Note 9. The remaining obligations under the acquisition agreements are unsecured, payable in quarterly installments and extend through 2006.

  Future principal payments on long-term debt as of December 31, 1997 for the years ending December 31, were as follows:

     1998............................................................... $ 4,778
     1999...............................................................   3,049
     2000...............................................................   2,726
     2001...............................................................   1,899
     2002...............................................................   2,084
     Thereafter.........................................................  11,520
                                                                         -------
       Total............................................................ $26,056
                                                                         =======

6. Employee Benefit Plans

  Merkert sponsors the Merkert Enterprises, Inc. Employee Stock Ownership Plan and Trust ("ESOP"). On January 1, 1997, Merkert amended its ESOP to provide for a contributory plan under the provisions of Section 401(k) (the"401(k) Plan") of the Internal Revenue Code. As of January 1, 1997, eligible employees can make voluntary contributions to the 401(k) Plan.

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


  Under the provisions of the 401(k) Plan, Merkert currently matches 100% of an eligible employee's contribution up to certain limits determined by Merkert (currently 4%) of the employee's salary. Prior to the adoption of the 401(k) Plan, Merkert's contributions were made at the discretion of the Board of Directors.

  For the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998, Merkert expensed approximately $1,249, $988 and $1,311, respectively, under the terms of the ESOP and 401(k) Plans. On December 23, 1997, the Board of Directors authorized the issuance to the ESOP of 51,600 shares held as treasury stock to satisfy the fiscal 1997 obligation. The common stock was issued to the 401(k) at fair value based on an independent appraisal.

  At December 31, 1997, the ESOP owned 25% of the common stock and 100% of the redeemable convertible preferred stock outstanding. On December 18, 1998, these shares were purchased by Merkert American Corporation as part of the Combination. See Note 1.

7. Convertible Redeemable Preferred Stock

  The convertible redeemable preferred stock was issued in September 1991. Each share is convertible into one share of common stock under certain circumstances. The convertible redeemable preferred stock is subject to a cumulative annual dividend of $1.875 per share and has pro rata participation rights in any common stock dividends. The convertible redeemable preferred stock is redeemable by the holder at any time, only to the extent necessary for such holder to provide for distributions to participants in the ESOP. The preferred stock is redeemable at a price equal to the greater of the appraised value per share or $26.785 per share plus any unpaid dividends. All shares of common and convertible redeemable preferred stock have equal voting rights. On December 18, 1998, these shares were purchased by Merkert American Corporation as part of the Combination. See Note 1.

8. Contingencies

  Merkert is involved in various legal proceedings that have arisen in the ordinary course of business. Management believes the outcome of such legal proceedings will not have a material adverse impact on Merkert's consolidated financial position or results of operations.

9. Commitments

 Promotional Funds

  Certain Manufacturers provide Merkert with funds to be used solely for advertising and other promotional activities. At December 31, 1996 and 1997, Merkert had cash of $368 and $595, respectively, use of which was restricted to payment for promotional activities on behalf of its Manufacturers. The offsetting liability is included in accrued liabilities in the balance sheet at December 31, 1996 and 1997.

 Legal Proceedings

  Merkert has received written notice from the seller of a food brokerage business acquired by Merkert alleging that Merkert has breached certain covenants contained in an agreement with such seller, claiming that such breaches have caused the acceleration of certain obligations of Merkert to such seller and have filed an arbitration demand which is currently pending before the American Arbitration Association. Merkert believes that this matter, if determined adversely to Merkert, would not have a material adverse effect on Merkert.

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


 Leases

  Merkert leases certain office and warehouse facilities under operating leases expiring on various dates through 2005.

  Rental costs, including real estate taxes, amounted to approximately $3,469, $4,386 and $3,489 in 1996, 1997 and for the period ended December 18, 1998, respectively.

10. Income Taxes

  The provision (benefit) for income taxes is as follows:

                                                       Year ended
                                                      December 31,  Period Ended
                                                      ------------  December 18,
                                                      1996   1997       1998
                                                      ------------  ------------
     Federal--
       Current....................................... $ 603 $  (82)     $--
       Deferred......................................   --     --        --
                                                      ----- ------      ----
                                                        603    (82)      --
                                                      ----- ------      ----
     State--
       Current.......................................   201    (27)      --
       Deferred......................................   --     --        --
                                                      ----- ------      ----
                                                        201    (27)      --
                                                      ----- ------      ----
                                                      $ 804 $ (109)     $--
                                                      ===== ======      ====

  A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the effective rates reflected in the accompanying consolidated statements of operations are as follows:

                                                   Year ended
                                                  December 31,    Period Ended
                                                  --------------  December 18,
                                                  1996    1997        1998
                                                  -----  -------  ------------
     U.S. federal statutory provision............ $(432) $(1,210)   $(3,726)
     State income taxes, net of federal income
      tax effect.................................   (76)    (213)      (585)
     Change in valuation allowance............... 1,137    1,613      4,399
     Permanent items.............................   314      459        702
     Other.......................................  (139)    (758)      (790)
                                                  -----  -------    -------
       Effective tax provision................... $ 804  $  (109)   $   --
                                                  =====  =======    =======

                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


  The tax effect of temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

                                                                December 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
     Assets--
       Accrued interest....................................... $ 1,900  $ 2,487
       Intangibles............................................     244    1,737
       Receivable reserves....................................      90      230
       Health insurance.......................................      15      240
       Net operating loss carryforwards.......................     --       164
       Alternative minimum tax credit.........................     --       157
       Other..................................................   1,255    1,062
                                                               -------  -------
         Total assets.........................................   3,504    6,077
       Valuation allowance....................................  (3,390)  (5,003)
                                                               -------  -------
         Total assets, net of valuation allowance.............     114    1,074
                                                               -------  -------
     Liabilities--
       Property basis differences.............................     --      (264)
       Prepaid expenses.......................................    (114)    (164)
       Other..................................................     --      (646)
                                                               -------  -------
         Total liabilities....................................    (114)  (1,074)
                                                               -------  -------
         Net assets (liabilities)............................. $    --  $    --
                                                               =======  =======

  Merkert has provided a valuation allowance on the portion of the net deferred tax assets that are not likely to be realized. The valuation allowance increased in fiscal 1997 and fiscal 1996 by approximately $1,613 and $1,137, respectively.

  Merkert's federal and state tax filings for 1992, 1993 and 1994 were audited by tax authorities. On May 18, 1998, Merkert entered into a settlement with the Internal Revenue Service ("IRS") which resolved matters raised by them in the examinations. In connection with the settlement, Merkert agreed to pay approximately $17,200, in the aggregate, to both the IRS and the applicable state tax authorities. The amount of the settlement did not differ materially from recorded reserves. On December 18, 1998, pursuant to the Combination, the former stockholders of Merkert used a portion of the cash proceeds received to pay the tax settlement.

  In May 1998, Merkert became subject to an audit with respect to its federal income tax returns for its fiscal years 1995, 1996 and 1997. Merkert has established reserves in various years that it believes will be adequate to cover any potential liability, however the ultimate outcome of this matter is uncertain.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rogers-American Company, Inc. and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Rogers-American Company, Inc. ("Rogers") and Subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. These financial statements are the responsibility of Rogers' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers and Subsidiary as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
March 30, 1999

                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                               1996     1997
                                                              -------  -------
                           ASSETS
Current assets:
  Cash....................................................... $   730  $   556
  Restricted cash............................................     220      505
  Accounts receivable, less allowance for doubtful accounts
   of $484 and $799, respectively............................   6,413    9,072
  Prepaid expenses and advances..............................     292      218
  Income taxes receivable....................................     512      --
  Deferred tax asset.........................................     546      639
                                                              -------  -------
    Total current assets.....................................   8,713   10,990
                                                              -------  -------
Property, plant and equipment, net...........................   5,953    5,931
                                                              -------  -------
Intangibles, net of amortization.............................  20,519   18,671
                                                              -------  -------
Other assets:
  Cash value of life insurance, net..........................   2,449    3,239
  Deferred tax asset.........................................     117      149
  Other assets...............................................      10       19
                                                              -------  -------
    Total other assets.......................................   2,576    3,407
                                                              -------  -------
    Total assets............................................. $37,761  $38,999
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt....................... $ 6,344  $ 1,949
  Accounts payable...........................................   3,087    2,034
  Accrued expenses...........................................   3,971    3,880
                                                              -------  -------
    Total current liabilities................................  13,402    7,863
                                                              -------  -------
Long-term debt, less current maturities......................  24,849   30,830
                                                              -------  -------
Other liabilities............................................     316      479
                                                              -------  -------
Commitments and contingencies
Stockholders' deficit:
  Common stock, $1.00 par value--
   Authorized--100,000 shares
   Issued--955 shares........................................       1        1
  Additional paid-in capital.................................     149       37
  Accumulated deficit........................................    (956)    (211)
                                                              -------  -------
    Total stockholders' deficit..............................    (806)    (173)
                                                              -------  -------
    Total liabilities and stockholders' deficit.............. $37,761  $38,999
                                                              =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)

                                                  Year ended
                                                 December 31,     Period ended
                                                ----------------  December 18,
                                                 1996     1997        1998
                                                -------  -------  ------------
Revenues:
  Commissions.................................. $63,311  $82,985    $ 79,558
                                                -------  -------    --------
Operating expenses:
  Selling expenses.............................  50,614   63,361      76,894
  General and administrative...................  10,944   13,023      15,226
  Depreciation and amortization................   1,646    2,516       2,439
  Restructuring expense........................     --       --          948
                                                -------  -------    --------
    Operating income (loss)....................     107    4,085     (15,949)
Interest expense...............................  (1,656)  (2,536)     (2,617)
                                                -------  -------    --------
Income (loss) before provision for income
 taxes.........................................  (1,549)   1,549     (18,566)
Provision (benefit) for income taxes...........    (460)     804        (677)
                                                -------  -------    --------
    Net income (loss).......................... $(1,089) $   745    $(17,889)
                                                =======  =======    ========




  The accompanying notes are an integral part of these consolidated financial statements.

                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      (in thousands, except share amounts)

                            Common Stock,                   Retained
                           $1.00 Par Value     Additional  Earnings/
                           ------------------   Paid-in   (Accumulated
                           Shares     Amount    Capital     Deficit)    Total
                           --------   -------  ---------- ------------ -------
Balance, December 31,
 1995....................     1,091    $     1  $   225     $    133   $   359
Net loss.................       --         --       --        (1,089)   (1,089)
Redemption of 59 shares..       (59)       --       (76)         --        (76)
                           --------    -------  -------     --------   -------
Balance, December 31,
 1996....................     1,032          1      149         (956)     (806)
Net income...............       --         --       --           745       745
Redemption of 76.4
 shares..................       (77)       --      (112)         --       (112)
                           --------    -------  -------     --------   -------
Balance, December 31,
 1997....................       955          1       37         (211)     (173)
Net loss.................       --         --       --       (17,889)  (17,889)
Transfer of ownership
 interest................       --         --    10,319          --     10,319
                           --------    -------  -------     --------   -------
Balance, December 18,
 1998....................       955    $     1  $10,356     $(18,100)  $(7,743)
                           ========    =======  =======     ========   =======




  The accompanying notes are an integral part of these consolidated financial statements.

                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                   Year ended
                                                  December 31,     Period ended
                                                -----------------  December 18,
                                                  1996     1997        1998
                                                --------  -------  ------------
Cash flows from operating activities:
Net income (loss).............................. $ (1,089) $   745    $(17,889)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities--
    Compensation expense.......................      --       --       15,529
    Depreciation and amortization..............    1,646    2,516       2,438
    Loss on disposal of fixed assets...........      --       --           91
    Deferred income taxes......................     (500)    (126)        612
  Changes in assets and liabilities, exclusive
   of acquisitions
   (Increase) decrease in--
    Restricted cash............................      (20)    (285)        131
    Accounts receivable, net...................   (1,707)  (2,659)        148
    Income taxes receivable....................     (512)     512      (1,147)
    Prepaid expenses and advances..............      (77)      74         (10)
    Other assets...............................       29       (9)        (41)
   Increase (decrease) in--
    Accounts payable...........................    1,588   (1,053)        729
    Accrued expenses...........................      129      (91)      2,646
    Other liabilities..........................      711     (572)        --
                                                --------  -------    --------
      Net cash provided by (used in) operating
       activities..............................      198     (948)      3,237
                                                --------  -------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment...   (1,045)    (453)        (16)
  Acquisitions, net of cash acquired...........  (11,231)    (192)        --
  (Increase) decrease in cash surrender value,
   net of increase in policy loans.............     (487)    (789)       (296)
                                                --------  -------    --------
      Net cash provided by (used in) investing
       activities..............................  (12,763)  (1,434)       (312)
                                                --------  -------    --------
Cash flows from financing activities:
  Borrowings under revolving line of credit,
   net of repayments...........................    3,024    4,546        (553)
  Issuance of long-term debt...................   10,157      --          --
  Repayment of long-term debt..................      --    (2,226)     (2,656)
  Redemption of Common Stock...................      (76)    (112)        --
                                                --------  -------    --------
      Net cash provided by (used in) financing
       activities..............................   13,105    2,208      (3,209)
                                                --------  -------    --------
      Net increase (decrease) in unrestricted
       cash....................................      540     (174)       (284)
Unrestricted cash at beginning of year.........      190      730         556
                                                --------  -------    --------
Unrestricted cash at end of period............. $    730  $   556         272
                                                ========  =======    ========
Supplemental disclosures of cash flow
 information:
  Cash payments for-
    Interest................................... $  1,635  $ 2,486    $  2,494
                                                ========  =======    ========
    Income taxes............................... $    722  $   180    $    234
                                                ========  =======    ========
  Non-cash flow information-
    Purchase price financed by seller.......... $ 10,626  $    48    $    --
                                                ========  =======    ========
    Liabilities assumed........................ $  1,227  $   --     $    --
                                                ========  =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except share amounts)

1. Nature of Business

  Rogers-American Company, Inc. ("Rogers") is a broker of food and various food-related products. Rogers provides sales, marketing and merchandising services to manufacturers ("Manufacturers") of consumer goods and serves as an intermediary between the Manufacturers and retailers and wholesalers of the consumer goods. Rogers primarily operates throughout the southeast and mid-Atlantic regions of the United States.

  On May 22, 1998 and as amended on November 16, 1998, Rogers entered into a stock purchase agreement with Merkert American Corporation and the stockholders of Rogers (the "Purchase Agreement"). On December 18, 1998, pursuant to the Purchase Agreement and simultaneously with an Initial Public Offering of Merkert American Corporation common stock (collectively the "Combination"), Merkert American Corporation purchased all of the outstanding shares of common stock of Rogers for approximately $25,635 in cash. On December 18, 1998, as a result of the Combination, Rogers became a wholly-owned subsidiary of Merkert American Corporation.

  In connection with the consummation of the Purchase Agreement, the former principal stockholders of Rogers transferred a portion of their shares of common stock to certain minority stockholders to compensate those employees for valuable prior services. As a result, the accompanying consolidated statement of operations includes a compensation charge of $10,319 and other non-recurring charges of approximately $5,210 for the period ended December 18, 1998. See Notes 2, 5 and 11.

2. Summary of Significant Accounting Policies

 Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of Rogers and its wholly-owned subsidiary Rogers-American Company of Florida, Inc. These financial statements reflect the historical balance sheets of Rogers as of December 31, 1996 and 1997 and the statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

 Revenue Recognition

  Commissions are earned and recognized upon shipment by the Manufacturer to the retailer or wholesaler.

 Fair Value of Financial Instruments

  Effective December 31, 1995, Rogers adopted Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments. SFAS No. 107 requires that Rogers disclose estimated fair values for certain of its financial instruments. Rogers' financial instruments consist of cash, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying value of Rogers' financial instruments approximates fair value at December 31, 1996 and 1997.

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


 Concentration of Credit Risk

  Financial instruments that potentially subject Rogers to concentrations of credit risk consist principally of trade receivables. Rogers' trade receivables result from commission sales. Rogers maintains reserves for potential credit losses and such losses have been immaterial.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. See
Note 4.

 Intangibles

  Intangibles consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
     Goodwill................................................. $17,283  $17,460
     Noncompete agreements....................................   6,589    6,604
                                                               -------  -------
                                                                23,872   24,064
     Accumulated amortization.................................  (3,353)  (5,393)
                                                               -------  -------
                                                               $20,519  $18,671
                                                               =======  =======

  Goodwill, the excess of the acquired business purchase price over the fair value of the acquired assets, is amortized on a straight-line basis over estimated useful lives that range from 5 to 20 years. Noncompete agreements are amortized on a straight-line basis over the life of the respective agreement. Amortization expense was $1,285, $2,040 and $1,946 for the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998, respectively.

 Cash Surrender Value of Life Insurance

  Included within other assets is the cash surrender value of life insurance, net of policy loans. Rogers maintains these life insurance policies with a face amount of $32,266 on certain officers and key employees. The cash surrender value of the policies amounted to $3,727 and $4,305, against which Rogers has loans of $1,278 and $1,066 on December 31, 1996 and December 31, 1997, respectively.

  In connection with the consummation of the Purchase Agreement, Rogers assigned the life insurance policies on key executives to certain former stockholders. As a result, the accompanying consolidated statements of operations includes a compensation charge of $3,535 for the period ended December 18, 1998.

 Income Taxes

  Rogers provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to be in effect when these differences are expected to reverse.

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


 Impairment of Long-Lived Assets

  Rogers evaluates the carrying value of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of. Accordingly, Rogers evaluates the carrying value of its long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under SFAS No. 121, an assessment is made to determine whether the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows for the applicable operation or independent appraisal). At December 31, 1996 and 1997 and December 18, 1998, management believes no such impairment of assets was indicated.

 Accrued Expenses

  Accrued expenses consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
     Payroll and employee benefits............................... $1,361 $  535
     Promotional funds...........................................    220    505
     Income taxes................................................    996  1,270
     Health insurance............................................    351    476
     Interest....................................................     49     99
     Other.......................................................    994    995
                                                                  ------ ------
                                                                  $3,971 $3,880
                                                                  ====== ======

 Restructuring

  Rogers incurred a restructuring charge of $948 in the period ended December 18, 1998 in connection with the Combination. Payments of $814 were made prior to December 31, 1998. The balance of the restructuring charges, $134, have been, or will be paid subsequent to December 31, 1998.

3. Acquisitions

  Rogers completed acquisitions of several food brokerage businesses during 1996 and 1997. The acquisitions were accounted for using the purchase method of accounting; accordingly, the results of operations are included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. A portion of the purchase price in certain acquisitions is payable contingent upon achieving defined performance criteria. Rogers' policy is to estimate the net present value of the expected payments and record that amount as part of the purchase price. Rogers records any ultimate changes to the estimate as an adjustment to goodwill. Purchase price in excess of identified tangible and intangible assets is recorded as goodwill and amortized on a straight-line basis over periods ranging from 5 to 20 years. The following is a summary of the acquisitions that were consummated in 1996 and 1997.

                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                      (in thousands, except share amounts)


                                  Purchase Price     Net
                                  ---------------- Tangible
                                  Cash   Financed   Assets
                           Date   Paid   by Seller Acquired Goodwill Intangibles
                          ------- -----  --------- -------- -------- -----------
   G.B.S................    10/96 $ --    $  (982)   $288    $  555    $  139
   Fitzwater............    11/96  (800)   (5,924)    800     4,739     1,185
   Sales Support, Inc...    11/96   --       (997)    --        --        997
   Tinney & Associates..    11/96   --     (1,377)    218       927       232
   Brown & Stagner......    11/96   --     (1,905)     97     1,446       362
   Others...............  Various   --     (1,001)     36       486       479

  Had each of these acquisitions been consummated on January 1, 1996, the unaudited pro forma revenues and net income (loss) for Rogers would have been $81,328 and $(1,033), respectively, for the year ended December 31, 1996 and $83,100 and $(771), respectively, for the year ended December 31, 1997.

4. Property, plant and equipment

  Property, plant and equipment are comprised of the following at December 31, 1996 and 1997:

                                                                     Depreciable
                                                                        Life
                                                        1996   1997   In Years
                                                       ------ ------ -----------
     Land............................................. $  500 $  500     --
     Building.........................................  3,500  3,500      40
     Furniture and equipment..........................  3,117  3,476     5-7
     Motor vehicles...................................     79     79     3-5
     Leasehold improvements...........................    694    789      20
                                                       ------ ------
                                                        7,890  8,344
     Less--Accumulated depreciation...................  1,937  2,413
                                                       ------ ------
                                                       $5,953 $5,931
                                                       ====== ======

  Depreciation expense for the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998 was $361, $476 and $492, respectively.

  In connection with the consummation of the Purchase Agreement, Rogers intends to sell its corporate headquarters and distribute the net cash proceeds to certain former stockholders.

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


5. Long-Term Debt

  As of December 31, debt consists of the following:

                                                                 1996    1997
                                                                ------- -------
     Revolving line of credit.................................. $ 3,824 $ 8,370
     Mortgage loan.............................................   3,871   3,794
     Acquisition Agreement--Clarke & Wittekind.................   1,224   1,147
     Acquisition Agreement--A.A. Green.........................   1,050     930
     Acquisition Agreement--Dopson-Hicks.......................   2,659   2,396
     Acquisition Agreement--G.B.S..............................     972     823
     Acquisition Agreement--Fitzwater..........................   6,812   5,193
     Acquisition Agreement--Sales Support, Inc.................     997   1,002
     Acquisition Agreement--Tinney & Associates................   1,098     990
     Acquisition Agreement--Brown & Stagner....................   1,790   1,806
     Other acquisitions........................................   6,800   6,268
     Bank--Notes payable.......................................      96      60
                                                                ------- -------
                                                                 31,193  32,779
     Less--Current maturities..................................   6,344   1,949
                                                                ------- -------
       Net long-term debt...................................... $24,849 $30,830
                                                                ======= =======

  On November 8, 1996, Rogers entered into a $10,000 secured revolving credit facility with a bank. The revolving line of credit bears interest at a variable rate based on the lesser of the bank's prime rate or LIBOR plus 2.7%, (8.67% at December 31, 1997). Interest is payable monthly. In April 1998, the revolving line-of-credit agreement was amended to extend the term of the agreement through January 31, 1999. Rogers' borrowings under the agreement are limited to certain percentages of eligible receivables and cash surrender value of life insurance. The line is collateralized by commission receivables, cash value of life insurance, intangible assets and proceeds thereof. At December 31, 1997, Rogers had available to it, unused borrowing capacity of $1,630 under the line of credit. The agreement contains certain restrictive covenants. At December 31, 1997, Rogers was in compliance with these covenants. On December 18, 1998, in connection with the Combination, the then outstanding balance of $7,817 of this debt was fully repaid.

  A mortgage note was entered into in February 1991 and refinanced in February 1995. The note is secured by land, building and fixtures. The note bears interest at 8.5% with monthly payments of $34 including interest through December 1999 and a balloon payment of $3,646 on January 2000.

  The amounts due under the acquisition agreements represent the total estimated payments to be made pursuant to these agreements. The total estimated payments have been discounted using a rate of approximately 8%. The amounts due under these notes payable are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments.

  Rogers has the following debt resulting from business acquisitions:

  Bay Brokerage--Unsecured notes payable bearing interest at 10% per annum with monthly payments of $4 through June 2007 and various other assumed liabilities with various payments through September 2007. In connection with the Combination, the then outstanding balance of approximately $2,448 was paid in full on December 18, 1998.

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

  T&M--Unsecured notes payable bearing interest at 8% per annum, with monthly payments of $2 through September 1999 and $6 through September 2004.

  G.B.S.--Unsecured note payable bearing interest at 7% per annum with monthly payments of $1 starting October 1998 through January 2000. Unsecured note payable bearing interest at 7% per annum with monthly payments of $8 starting October 1997 through September 1998, $7 through September 2005, $5 through August 2006, and one final payment of $7 due on September 2006. Unsecured note payable bearing interest at 7% per annum with monthly payments of $1 starting October 1999 through September 2009. In connection with the Combination, the then outstanding balance of approximately $701 was paid in full on December 18, 1998.

  Tinney & Associates--Unsecured note payable with imputed interest at 10% per annum, with monthly payments of $6 through July 2000.

  Brown & Stagner--Unsecured note payable with imputed interest of 8% per annum and monthly payments of $3 through July 2000.

  Clarke & Wittekind--Unsecured note payable with imputed interest of 7.8% per annum and monthly payments of $1 through March 2005. In connection with the Combination, approximately $501 of the then outstanding balance of approximately $986 was paid on December 18, 1998.

  Dopson-Hicks--Note payable secured by certain tangible assets and stock of the subsidiary bearing interest at 8% per annum and monthly payments of $13 through October 2000, $33 through October 2005 and $21 through October 2010. In connection with the Combination, the then outstanding balance of approximately $2,271 was paid in full on December 18, 1998. Additionally, in connection with the Combination, the Company recorded a compensation charge of $675 for the period ended December 18, 1998.

  Rogers has unsecured notes payable to various banks bearing interest at 10% and 8.5% with monthly payments of $3 and $1 through June 1999 and through February 2000, respectively.

  Future principal payments on long-term debt as of December 31, 1997 for the years ending December 31, are as follows:

            1998................................. $ 1,949
            1999.................................  10,593
            2000.................................   5,688
            2001.................................   2,207
            2002.................................   2,144
            Thereafter...........................  10,198
                                                  -------
              Total.............................. $32,779
                                                  =======

6. Employee Benefit Plans

  Rogers sponsors the Rogers-American Company, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan") under the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees, except flexible part-time employees, who are at least 21 years of age with at least six months of employment service. These eligible employees can make voluntary contributions to the 401(k) Plan.

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


  Under the provisions of the 401(k) Plan, Rogers currently matches 25% of an eligible employee's contribution up to certain limits determined by Rogers (currently 6%) of the employee's salary. On an annual basis, Rogers may make a discretionary contribution into the profit sharing component of the 401(k) Plan. For the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998, Rogers expensed approximately $615, $403 and $444, respectively, under the terms of the 401(k) Plan.

7. Postretirement Benefits

  Rogers provides medical and dental benefits to certain eligible former employees and their eligible dependents (the "Postretirement Plan"). The accumulated postretirement benefit obligation, which is unfunded, is recorded in Accrued expenses in the accompanying consolidated balance sheets. This obligation was determined using an estimated discount rate of 8% based on estimated payments required over future periods. An increase of 1% in health care cost rates would not have a material effect on Rogers' financial position or results of operations.

8. Contingencies

  Rogers is subject to various legal proceedings that arise in the ordinary course of business. Based on the opinion of Rogers' external legal counsel, management believes the outcome of such legal proceedings will not have a material adverse impact on Rogers' consolidated financial position or results of operations.

9. Commitments

  Several key employees of Rogers have employment agreements that contain incentive bonus awards. The awards are discretionary in nature and are in effect for the period from 1999 to 2007. As of December 31, 1997, Rogers has not accrued a liability for these awards and no amount is due for the year ended December 31, 1997. Rogers may terminate any of the employment agreements for just cause without incurring any liability.

  Rogers has various supplemental pension agreements with individual employees. These agreements provide benefits to those individuals at age 65 or upon the termination of their employment with Rogers, whichever is later. The estimated liability under the agreement is being accrued over the expected remaining years of employment on a present value basis. At December 31, 1996 and 1997, Rogers had accrued approximately $316 and $479, respectively. The vested benefits are payable in 120 equal monthly installments subsequent to the employee's separation or retirement from Rogers. The amount expensed under these agreements for the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998 was $0, $163 and $0, respectively. As a condition of the acquisition of Rogers by Merkert American Corporation, all but one of the supplemental pensions were voided. The remaining obligation of $246 has been fully reflected in Rogers' consolidated financial statements.

  Certain of Rogers' former shareholders, as a group, lease a sales office located in North Carolina to Rogers. The annual rental of approximately $88 is at fair value in the estimation of management. The lease expires in 2003.

 Promotional Funds

  Certain of Rogers' Manufacturers provide Rogers with funds to be used solely for marketing, advertising and other promotional activities. At December 31, 1997, Rogers had cash of $505 which use was restricted to payment of promotional funds on behalf of its Manufacturers. An offsetting promotional funds liability was

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)

recorded in the balance sheet at December 31, 1997. At December 31, 1996, Rogers had $220 of restricted cash and promotional funds liability on the balance sheet.

 Legal Proceedings

  Rogers has received written notice from the sellers of a food brokerage business acquired by Rogers alleging breach of certain covenants contained in an agreement with such seller claiming such breaches have caused the acceleration of certain obligations of Rogers to the seller. In December 1998, Rogers entered into a settlement agreement with such sellers providing for the buyout of substantially all obligations to such sellers and a release of such sellers' security for a cash payment of $4,270 which payment was funded by Merkert American Corporation in the Combination on December 18, 1998.

 Leases

  Rogers leases certain office and warehouse facilities and automobiles under operating leases expiring on various dates through 2003.

  Rental costs, including real estate taxes, amounted to approximately $5,773, $7,985 and $7,778 for the years ended December 31, 1996 and 1997 and for the period ended December 18, 1998, respectively.

10. Related Party Transactions

  Rogers owns 49% of the outstanding voting common stock of an affiliated merchandising entity which began operations in 1997. In addition, Rogers has guaranteed a $500 line of credit with a bank to this affiliate. At December 31, 1997, approximately $75 was outstanding under the line of credit. Sales and net income (loss) of the affiliate for 1997 and 1998 were $922 and $(1) and $2,948 and $1, respectively. Total assets at December 31, 1997 were $218. Rogers had no trade receivables outstanding at December 31, 1997 from this affiliate. During 1997 and 1998, Rogers had no sales to this affiliate.

  Certain of Rogers' former shareholders, as a group, owned 49% of the voting common stock of another affiliated entity. During 1996, 1997 and 1998, Rogers recorded commission revenues of approximately $230, $183 and $253 from this affiliate. Trade receivables at December 31, 1997 were $56.

11. Income Taxes

  The provision (benefit) for income taxes is as follows:

                                                      Year ended
                                                     December 31,   Period Ended
                                                     -------------- December 18,
                                                      1996   1997       1998
                                                     ------  ------ ------------
     Federal--
       Current...................................... $   30  $ 698     $(508)
       Deferred.....................................   (375)   (95)      --
                                                     ------  -----     -----
                                                       (345)   603      (508)
                                                     ------  -----     -----
     State--
       Current......................................     10    232      (169)
       Deferred.....................................   (125)   (31)      --
                                                     ------  -----     -----
                                                       (115)   201      (169)
                                                     ------  -----     -----
                                                     $ (460) $ 804     $(677)
                                                     ======  =====     =====

                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     (in thousands, except share amounts)


  A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the effective rates reflected in the accompanying consolidated statements of operations are as follows:

                                                     Year ended
                                                    December 31,  Period Ended
                                                    --------------December 18,
                                                     1996   1997      1998
                                                    ------  ------------------
     U.S. federal statutory provision.............. $ (527) $ 527   $(6,312)
     State income taxes, net of federal income tax
      effect.......................................    (74)    87      (872)
     Permanent items...............................    171    140       713
     Valuation allowance...........................    --     --      5,794
     Other.........................................    (30)    50       --
                                                    ------  -----   -------
       Effective tax provision..................... $ (460) $ 804   $  (677)
                                                    ======  =====   =======

  The tax effect of temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

                                                                  December 31,
                                                                  -------------
                                                                  1996    1997
                                                                  ------ ------
     Assets--
       Net operating loss carryforwards.......................... $ 362  $  --
       Tax credit carryforwards..................................    24     --
       Receivable reserves.......................................   189     312
       Other.....................................................   170     585
                                                                  -----  ------
         Total assets............................................   745     897
     Liabilities--
       Property basis differences................................   (35)    (53)
       Other.....................................................   (47)    (56)
                                                                  -----  ------
         Total liabilities.......................................   (82)   (109)
                                                                  -----  ------
         Net assets.............................................. $ 663  $  788
                                                                  =====  ======

  In connection with the Combination, the Company has agreed to distribute approximately $1,000 of refundable income taxes to the selling shareholders. Accordingly, the accompanying consolidated statement of operations includes a compensation charge of $1,000.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

         Column A         Column B   Column C   Column D   Column E    Column F
         --------        ---------- ---------- ---------- ----------- ----------
                                    Additions  Additions  Deductions
                         Balance at charged to charged to written off Balance at
                         beginning   Cost and    other      against     end of
       Description       of period   Expenses   accounts    reserve     period
       -----------       ---------- ---------- ---------- ----------- ----------
December 31, 1998:
Allowance for doubtful
 accounts...............    $--        $--       $1,374      $--        $1,374
Restructuring reserve...     --         --        5,146       --         5,146

                               INDEX TO EXHIBITS

  The following is a complete list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K:

  3.1  Second Amended and Restated Certificate of Incorporation of Merkert
       American Corporation incorporated by reference to Exhibit 3.1 to Merkert
       American Corporation's Amendment No. 7 to Registration Statement on Form
       S-1 filed December 15, 1998 (No. 333-53419).
  3.2 Amended and Restated By-laws of Merkert American Corporation (filed herewith).
 10.1  Stock Purchase Agreement, dated May 20, 1998, among Merkert American
       Corporation (formerly known as Monroe, Inc.), Merkert Enterprises, Inc.
       and the stockholders of Merkert Enterprises, Inc. incorporated by reference to Exhibit 10.1 to Merkert American Corporation's Registration
       Statement on Form S-1 filed May 22, 1998 (No. 333-53419).
 10.2 Amendment No. 1, dated November 18, 1998, to Stock Purchase Agreement among Merkert American Corporation, Merkert Enterprises, Inc. and the stockholders of Merkert Enterprises, Inc. incorporated by reference to
       Exhibit 10.28 to Merkert American Corporation's Amendment No. 5 to
       Registration Statement on Form S-1 filed November 19, 1998 (No. 333-
       53419).
 10.3 Amendment No. 2, dated December 15, 1998, to Stock Purchase Agreement among Merkert American Corporation, Merkert Enterprises, Inc. and the stockholders of Merkert Enterprises, Inc. (filed herewith).
 10.4  Stock Purchase Agreement, dated May 22, 1998, among Merkert American
       Corporation (formerly known as Monroe, Inc.), Rogers-American Company,
       Inc. and the stockholders of Rogers-American Company, Inc. incorporated by reference to Exhibit 10.2 to Merkert American Corporation's
       Registration Statement on Form S-1 filed May 22, 1998 (No. 333-53419).
 10.5 Amendment No. 1, dated November 16, 1998, to Stock Purchase Agreement among Merkert American Corporation, Rogers-American Company, Inc. and the stockholders of Rogers-American Company, Inc. incorporated by reference to Exhibit 10.27 to Merkert American Corporation's Amendment
       No. 5 to Registration Statement on Form S-1 filed November 19, 1998 (No.
       333-53419).
 10.6  Agreement, dated May 11, 1998, between Merkert American Corporation
       (formerly known as Monroe, Inc.) and Monroe & Company, LLC incorporated by reference to Exhibit 10.8 to Merkert American Corporation's
       Registration Statement on Form S-1 filed May 22, 1998 (No. 333-53419).
 10.7  Agreement for the Purchase of Common Stock, dated April 8, 1998, between
       Merkert American Corporation (formerly known as Monroe, Inc.) and Gerald
       R. Leonard incorporated by reference to Exhibit 10.9 to Merkert American
       Corporation's Amendment No. 1 to Registration Statement on Form S-1 filed May 29, 1998 (No. 333-53419).
 10.8  Promissory Note, dated April 8, 1998, of Gerald R. Leonard issued to
       Merkert American Corporation (formerly known as Monroe, Inc.)
       incorporated by reference to Exhibit 10.10 to Merkert American
       Corporation's Amendment No. 1 to Registration Statement on Form S-1
       filed May 29, 1998
       (No. 333-53419).
 10.9  Stock Pledge Agreement, dated April 8, 1998, between Merkert American
       Corporation (formerly known as Monroe, Inc.) and Gerald R. Leonard incorporated by reference to Exhibit 10.11 to Merkert American
       Corporation's Amendment No. 1 to Registration Statement on Form S-1 filed May 29, 1998 (No. 333-53419).
 10.10 Registration Rights Agreement, dated May 18, 1998, between Merkert
       American Corporation (formerly known as Monroe, Inc.) and Gerald R.
       Leonard incorporated by reference to Exhibit 10.14 to Merkert American
       Corporation's Registration Statement on Form S-1 filed May 22, 1998 (No.
       333-53419).
 10.11 Registration Rights Agreement, dated December 18, 1998, between Merkert
       American Corporation and the stockholders of Merkert Enterprises, Inc.
       (filed herewith).

 10.12 Tax Escrow Agreement, dated December 18, 1998, among Merkert American
       Corporation, Robert Q. Crane, as stockholders' representative, and State
       Street Bank & Trust Company (filed herewith).
 10.13 Indemnification Escrow Agreement, dated December 18, 1998, among Merkert
       American Corporation, Robert Q. Crane, as stockholders' representative, the stockholders of Merkert Enterprises, Inc. and State Street Bank &
       Trust Company (filed herewith).
 10.14 Indemnification Escrow Agreement, dated December 18, 1998, among Merkert
       American Corporation, Curtis L. Rogers, Jr., as stockholders' representative, the stockholders of Rogers-American Company, Inc. and State Street Bank & Trust Company (filed herewith).
 10.15 Credit Agreement, dated December 18, 1998, among Merkert American
       Corporation, and First Union National Bank (filed herewith).
 10.16 Security Agreement, dated December 18, 1998, made by Merkert American
       Corporation, Merkert Enterprises, Inc., Rogers-American Company, Inc.
       and Rogers-American Company of Florida, Inc. in favor of First Union
       National Bank (filed herewith).
 10.17 Pledge Agreement, dated December 18, 1998, made by Merkert American
       Corporation, Merkert Enterprises, Inc., and Rogers-American Company,
       Inc. in favor of First Union National Bank (filed herewith).
 10.18 Guaranty Agreement, dated December 18, 1998, made by Merkert
       Enterprises, Inc., Rogers-American Company, Inc. and Rogers-American
       Company of Florida, Inc. in favor of First Union National Bank (filed herewith).
 10.19 Indenture of Mortgage Deed of Trust, Security Agreement, Fixture Filing,
       Financing Statement and Assignment of Rents and Leases, dated as of February 13, 1998, between Merkert Enterprises, Inc. and Corporate Real
       Estate Capital, LLC incorporated by reference to Exhibit 10.23 to Merkert American Corporation's Amendment No. 3 to Registration Statement on Form S-1 filed July 20, 1998
       (No. 333-53419).
 10.20 Amendment, dated December 18, 1998, to Indenture of Mortgage Deed of
       Trust, Security Agreement, Fixture Filing, Financing Statement and
       Assignment of Rents and Leases, between Merkert Enterprises, Inc. and
       Corporate Real Estate Capital, LLC (filed herewith).
 10.21 Loan Agreement between Merkert Enterprises, Inc. and Corporate Real
       Estate Capital, LLC incorporated by reference to Exhibit 10.24 to Merkert American Corporation's Amendment No. 3 to Registration Statement on Form S-1 filed July 20, 1998 (No. 333-53419).
 10.22 Promissory Note of Merkert Enterprises, Inc. issued to Corporate Real
       Estate Capital, LLC incorporated by reference to Exhibit 10.25 to Merkert American Corporation's Amendment No. 3 to Registration Statement on Form S-1 filed July 20, 1998 (No. 333-53419).
 10.23 Balance Purchase Money Promissory Note of Rogers-American Company, Inc.
       issued to Rexham Industries Corp. incorporated by reference to Exhibit
       10.33 to Merkert American Corporation's Amendment No. 6 to Registration
       Statement on Form S-1 filed December 10, 1998 (No. 333-53419).
 10.24 Amendment to Balance Purchase Money Promissory Note of Rogers-American
       Company, Inc. issued to Rexham Industries Corp. incorporated by reference to Exhibit 10.34 to Merkert American Corporation's Amendment
       No. 6 to Registration Statement on Form S-1 filed December 10, 1998
       (No. 333-53419).
 10.25 Deed of Trust and Security Agreement, dated November 2, 1992, among
       Rogers-American Company, Inc., as mortgagor, B. D. Farmer III and J.
       Christopher Oates, as trustees, and Rexham Industries Corp., as beneficiary, incorporated by reference to Exhibit 10.35 to Merkert
       American Corporation's Amendment No. 6 to Registration Statement on Form
       S-1 filed December 10, 1998 (No. 333-53419).
 10.26 Distributor's Agreement, dated January 1, 1982, Merkert Enterprises,
       Inc. and Monarch Marking Systems, Inc. incorporated by reference to
       Exhibit 10.12 to Merkert American Corporation's Registration Statement on Form S-1 filed May 22, 1998 (No. 333-53419).

 10.27 Agreement, dated October 30, 1997, between Merkert Laboratories, Inc.
       and Misco Products Corporation incorporated by reference to Exhibit
       10.13 to Merkert American Corporation's Registration Statement on Form
       S-1 filed May 22, 1998 (No. 333-53419).
 10.28 Amended and Restated Merkert American Corporation 1998 Stock Option and
       Incentive Plan incorporated by reference to Exhibit 10.17 to Merkert
       American Corporation's Amendment No. 3 to Registration Statement on Form
       S-1 filed July 20, 1998 (No. 333-53419).
 10.29 Employment and Non-Competition Agreement, dated December 18, 1998, between Merkert American Corporation and Gerald R. Leonard (filed herewith).
 10.30 Employment and Non-Competition Agreement, dated December 18, 1998, between Merkert American Corporation and Sidney D. Rogers, Jr. (filed herewith).
 10.31 Employment and Non-Competition Agreement, dated December 18, 1998, between Merkert Enterprises, Inc. and Glenn F. Gillam (filed herewith).
 10.32 Employment and Non-Competition Agreement, dated December 18, 1998, between Rogers-American Company, Inc. and Douglas H. Holstein (filed herewith).
 10.33 Employment and Non-Competition Agreement, dated December 18, 1998, between Rogers-American Company, Inc. and Marty D. Carter (filed herewith).
 10.34 Form of Incentive Stock Option Agreement under the Merkert American
       Corporation 1998 Stock Option and Incentive Plan incorporated by reference to Exhibit 10.26 to Merkert American Corporation's Amendment
       No. 3 to Registration Statement on Form S-1 filed July 20, 1998
       (No. 333-53419).
 10.35 Form of Non-Qualified Stock Option Agreement under the Merkert American
       Corporation 1998 Stock Option and Incentive Plan incorporated by reference to Exhibit 10.18 to Merkert American Corporation's Amendment
       No. 3 to Registration Statement on Form S-1 filed July 20, 1998
       (No. 333-53419).
 10.36 Stock Purchase Agreement, dated January 20, 1999, among Merkert American
       Corporation, Sell, Inc. and the stockholders of Sell, Inc. (filed herewith).
 21.1  Subsidiaries of Merkert American Corporation (filed herewith).
 23.1  Consent of Arthur Andersen LLP (filed herewith).
 27.1  Financial Data Schedule (filed herewith).