Form 10-Q
period 1999-03-31
MERKERT AMERICAN CORP
filed 1999-05-17
CIK 1062184

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
   (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to

                        Commission file number 0-24667


                         MERKERT AMERICAN CORPORATION
                         ----------------------------
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

                           -------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]     No  [_]

   The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of May 14, 1999 was 7,172,300 and 335,700, respectively.

                         MERKERT AMERICAN CORPORATION
                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                                      Page No.
Item 1.    Consolidated Financial Statements
           Condensed Consolidated Balance Sheets
             December 31, 1998 and March 31, 1999 (unaudited)........................    3
           Condensed Consolidated Statement of Operations
              Quarter ended March 31, 1999 (unaudited)...............................    4
           Condensed Consolidated Statement of Cash Flows
              Quarter ended March 31, 1999 (unaudited)...............................    5
           Notes to Condensed Consolidated Financial Statements (unaudited)..........    6
           Predecessor Company-Merkert Enterprises, Inc. and Subsidiary
             Consolidated Statement of Operations
              Quarter ended March 31, 1998 (unaudited)...............................    8
           Predecessor Company-Merkert Enterprises, Inc. and Subsidiary
             Consolidated Statement of Cash Flows
              Quarter ended March 31, 1998 (unaudited)...............................    9
           Predecessor Company-Rogers American Company, Inc. and Subsidiary
             Consolidated Statement of Operations
              Quarter ended March 31, 1998 (unaudited)...............................    10
           Predecessor Company-Rogers American Company, Inc. and Subsidiary
             Consolidated Statement of Cash Flows
              Quarter ended March 31, 1998 (unaudited)...............................    11
           Predecessor Company-Notes to Consolidated Financial
              Statements (unaudited).................................................    12

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of  Operations............................................................    13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk................    17

                         PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................    18

Item 2.    Changes in Securities and Use of Proceeds.................................    18

Item 3.    Defaults Upon Senior Securities...........................................    18

Item 4.    Submission of Matters to a Vote of Security Holders.......................    18

Item 5.    Other Information.........................................................    18

Item 6.    Exhibits and Reports on Form 8-K..........................................    18

           Signatures................................................................    19


                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands, except share amounts)

                                                   December 31,   March 31,
                                                       1998         1999
                                                       ----         ----
                                                                (Unaudited)
                ASSETS
Current assets:
   Cash ........................................... $  1,185    $  1,362
   Restricted cash ................................    9,981       8,281
   Accounts receivable, less allowance for
     doubtful accounts of $1,374 at December 31,
     1998 and March 31, 1999 ......................   22,334      23,971
   Income taxes receivable ........................    2,647       2,441
   Inventories ....................................    1,623       1,423
   Prepaid expenses and other .....................    1,018       1,158
                                                    --------    --------
      Total current assets ........................   38,788      38,636
                                                    --------    --------
Property, plant and equipment, net ................   17,417      17,202
Noncompete agreements, net ........................    1,986       1,885
Goodwill, net .....................................  124,475     129,164
Other assets ......................................    5,744       5,897
                                                    --------    --------
      Total assets ................................ $188,410    $192,784
                                                    ========    ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and
     notes payable ................................ $ 10,523    $ 14,246
   Accounts payable ...............................    9,293       5,480
   Accrued expenses ...............................   21,080      19,032
                                                    --------    --------
      Total current liabilities ...................   40,896      38,758
                                                    --------    --------
Long-term debt, net of current portion ............   74,673      74,443
                                                    --------    --------
Other liabilities .................................      246       1,110
                                                    --------    --------
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value
     Authorized  54,000,000 shares
     Issued and outstanding  7,218,000
     and 7,508,000, respectively ..................       72          75
   Additional paid in capital .....................   75,489      79,532
   Note for sale of common stock ..................   (1,500)     (1,500)
   Accumulated earnings (deficit) .................   (1,466)        366
                                                    --------    --------
      Total stockholders' equity ..................   72,595      78,473
                                                    --------    --------
      Total liabilities and stockholders' equity... $188,410    $192,784
                                                    ========    ========

           See notes to condensed consolidated financial statements

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1999
    (unaudited and amounts in thousands, except share and per share amounts)

Commission income ....................................... $   43,876
Sales ...................................................     12,749
                                                          ----------
   Revenues .............................................     56,625
Cost of sales ...........................................     11,304
Selling expenses ........................................     27,377
General and administrative expenses .....................     11,332
Depreciation and amortization ...........................      1,457
                                                          ----------
   Operating income .....................................      5,155
Interest expense, net ...................................      1,824
                                                          ----------
   Income before provision for income taxes .............      3,331
Provision for income taxes ..............................      1,499
                                                          ----------
   Net income ........................................... $    1,832
                                                          ==========
Net income per share  basic .............................      $0.25
                                                          ==========
Shares used in computing net income per share  basic ....  7,447,000
                                                          ==========
Net income per share  diluted ...........................      $0.25
                                                          ==========
Shares used in computing net income per share  diluted ..  7,447,000
                                                          ==========

           See notes to condensed consolidated financial statements

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED MARCH 31, 1999
                     (unaudited and amounts in thousands)

Cash flows from operating activities:
Net income ............................................... $ 1,832
   Adjustments to reconcile net income to cash used
     in operating activities:
   Depreciation and amortization .........................   1,457
   Deferred income taxes .................................   1,499
   Changes in assets and liabilities, exclusive of
     acquisitions -
   (Increase) decrease in -
     Restricted cash .....................................     135
     Accounts receivable .................................    (683)
     Income tax receivable ...............................     206
     Inventories .........................................     200
     Prepaid expenses and other ..........................      55
   Increase (decrease) in
     Accounts payable ....................................  (3,965)
     Accrued expenses ....................................  (2,342)
                                                           -------
       Net cash used in operating activities .............  (1,606)
                                                           -------
Cash flows from investing activities:
   Acquisitions, net of cash acquired ....................  (2,687)
   Purchase of property, plant and equipment .............     (99)
   Increase in cash surrender value of life insurance ....      (8)
                                                           -------
       Net cash used in investing activities .............  (2,794)
                                                           -------
Cash flows from financing activities:
   Borrowings under revolving credit facility ............   3,000
   Repayments of long term debt ..........................  (4,154)
   Issuance of common stock, net of expenses .............   4,046
   Restricted cash .......................................   1,685
                                                           -------
       Net cash provided by financing activities .........   4,577
                                                           -------
       Net increase in cash ..............................     177
Cash at beginning of period ..............................   1,185
                                                           -------
Cash at end of period .................................... $ 1,362
                                                           =======
Supplemental disclosures of:
   Cash flow information -
   Cash payments for -
       Interest .......................................... $ 2,051
                                                           =======
       Income taxes ...................................... $     -
                                                           =======
   Non-cash flow information-
       Purchase price financed with debt ................. $ 3,767
                                                           =======
       Assets acquired ................................... $   781
                                                           =======

           See notes to condensed consolidated financial statements

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   (unaudited and amounts in thousands, except share and per share amounts)


1.  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1998, included in the Annual Report on Form 10-K of Merkert American Corporation and Subsidiaries (the "Company"), for the period ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2.  Operations and Acquisitions

    Merkert American Corporation was incorporated on March 4, 1998. The Company's only operations for the period between March 4, 1998 and March 31, 1998 related to the public offering of the Company's stock and the acquisition of Merkert Enterprises, Inc. and Rogers-American Company, Inc. The acquisitions of Merkert Enterprises and Rogers-American were consummated on December 18, 1998 and have been accounted for using the purchase method of accounting. Accordingly, the results of operations of both Merkert Enterprises and Rogers-American have been included in the Company's Consolidated Statement of Operations since the date of acquisition. Due to the significance of the operations of the Company's predecessors (Merkert Enterprises and Rogers-American), the Company has included the statements of operations and cash flows for the three months ended March 31, 1998 for Merkert Enterprises and Rogers-American in this Form 10-Q.

    In January 1999, the Company completed the acquisition of Sell, Inc. ("Sell"), a full service brokerage firm in the Midwest region of the United States, for an aggregate purchase price of approximately $3 million in cash and $3.8 million in notes. The acquisition was accounted for using the purchase method of accounting. Goodwill resulting from the acquisition is being amortized over its estimated useful life. The operating results of Sell are included in the operating results of the Company since the acquisition date.

    In April 1999, the Company completed the acquisition of United Brokerage Company ("UBC"), for an aggregate purchase price of approximately $3.2 million in notes in addition to debt assumed. The acquisition will be accounted for using the purchase method of accounting. Goodwill resulting from the acquisition will be amortized over its estimated useful life. UBC has operated in the Midwest region of the United States under an alliance known as "The Sell Group" since 1998.

    In April 1999, the Company signed a definitive merger agreement with Dallas, Texas-based Richmont Marketing Specialists Inc. ("Marketing Specialists"). Under the terms of the transaction, the stockholders of Marketing Specialists will receive 6,705,551 shares of the Company's common stock. In addition, the Company will grant to certain stockholders and employees of Marketing Specialists options to purchase an additional 800,000 shares (subject to increase up to 1,000,000 shares) of the Company's stock at a per share price equal to the greater of fair market value upon grant or $13.50. The Company will assume all of Marketing Specialists' outstanding debt, which net of cash on hand at December 31, 1998 totaled approximately $150 million. The transaction is subject to customary conditions and approvals, including regulatory and Company shareholder approval, and is expected to close in the third quarter of 1999.

3.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the period ended March 31, 1999:

     Numerator:
            Net income                                    $    1,832
                                                          ==========
     Denominator:
            Weighted average shares  basic                 7,447,000
            Dilutive stock options                                 -
                                                          ----------
            Weighted average shares  assuming dilution     7,447,000
                                                          ==========
     Number of options excluded as they
            would be antidilutive                            245,000
                                                          ==========
     Net income per common share:
            Basic and diluted                             $     0.25
                                                          ==========

4.  Segment Information

    The Company operates in two principal segments: Food Brokerage and Private Label principally in the United States. The Company provides outsourced sales and marketing services to manufacturers of branded food and non-food products in the Food Brokerage segment. Private Label includes the Company's private label division, which procures private label products on behalf of certain retailers as well as the distribution of price marking equipment and other ancillary products to retailers.

    Information on the Company's business segments was as follows:

    For the period ended March 31, 1999:

     Revenues:
            Food Brokerage                                  $ 43,876
            Private Label                                     12,749
                                                            --------
                                                            $ 56,625
                                                            ========
     Operating Profit:
            Food Brokerage                                     7,828
            Private Label                                      1,445
            General corporate expenses                        (4,118)
                                                            --------
            Operating profit                                $  5,155
                                                            ========
     At March 31, 1999:
     Identifiable Assets:
            Food Brokerage                                  $ 19,805
            Private Label                                      5,589
            General corporate assets                         167,390
                                                            --------
                                                            $192,784
                                                            ========

                              PREDECESSOR COMPANY
                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE QUARTER ENDED MARCH 31, 1998
                     (unaudited and amounts in thousands)

       Revenues:
           Commissions ...............................  $24,168
           Sales .....................................   12,424
                                                        -------
                                                         36,592
       Operating expenses:
           Selling expenses ..........................   16,144
           Cost of sales .............................   11,420
           General and administrative ................    8,174
           Depreciation and amortization .............    1,137
                                                        -------
               Operating loss ........................     (283)
                                                        -------
       Other income (expense):
           Interest expense ..........................   (1,129)
           Other income (expense) ....................     (103)
                                                        -------
               Total other income (expense) ..........   (1,232)
                                                        -------
       Loss before provision for income taxes ........   (1,515)
       Provision for income taxes ....................      100
                                                        -------
               Net loss ..............................   (1,615)
       Preferred stock dividends .....................      100
                                                        -------
       Net loss applicable to common shareholders ....  $(1,715)
                                                        =======

                See notes to consolidated financial statements

                              PREDECESSOR COMPANY
                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED MARCH 31, 1998
                     (unaudited and amounts in thousands)

Cash flows from operating activities:
Net loss .............................................. $(1,615)
   Adjustments to reconcile net loss to cash
    provided by (used in) operating activities
   Depreciation and amortization ......................   1,137
   Gain on disposal of fixed assets ...................    (224)
   Changes in assets and liabilities, exclusive of
    acquisitions ......................................
   (Increase) decrease in
      Accounts receivable, net ........................   2,419
      Inventories, prepaid expenses and advances ......  (1,537)
      Other assets ....................................    (131)
      Accounts payable ................................  (5,130)
      Accrued expenses ................................   2,345
                                                        -------
      Net cash used in operating activities ...........  (2,736)
                                                        -------
Cash flows from investing activities:
   Additions to property, plant and equipment .........    (410)
   Net proceeds from sale of property, plant and
    Equipment .........................................     512
   Increase in cash surrender value, net of
    increase in policy loans ..........................      (3)
                                                        -------
      Net cash provided by investing activities .......      99
                                                        -------
Cash flows from financing activities:
   Borrowings under revolving line of credit ..........      40
   Issuance of long term debt .........................   3,170
   Repayment of notes payable .........................    (761)
                                                        -------
      Net cash provided by financing activities .......   2,449
                                                        -------
      Net decrease in cash ............................    (188)
   Cash at beginning of year ..........................   1,161
                                                        -------
   Cash at end of period .............................. $   973
                                                        =======

                See notes to consolidated financial statements

                              PREDECESSOR COMPANY
                 ROGERS AMERICAN COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE QUARTER ENDED MARCH 31, 1998
                     (unaudited and amounts in thousands)

            Revenues:
               Commissions ............................ $20,831
            Operating expenses:
               Selling expenses .......................  15,785
               General and administrative .............   3,221
               Depreciation and amortization ..........     635
                                                        -------
                  Operating income ....................   1,190
            Interest expense ..........................    (650)
                                                        -------
            Income before provision for income taxes ..     540
            Provision for income taxes ................     308
                                                        -------
                  Net income .......................... $   232
                                                        =======

                See notes to consolidated financial statements

                              PREDECESSOR COMPANY
                 ROGERS AMERICAN COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED MARCH 31, 1998
                     (unaudited and amounts in thousands)

     Cash flows from operating activities:
     Net income ............................................ $   232
        Adjustments to reconcile net loss to cash provided
         by (used in) operating activities
        Depreciation and amortization ......................     635
        Changes in assets and liabilities, exclusive of
         acquisitions
        (Increase) decrease in:
           Restricted cash .................................    (177)
           Accounts receivable, net ........................  (1,229)
           Prepaid expenses and advances ...................     (22)
           Accounts payable ................................    (302)
           Accrued expenses ................................    (231)
                                                             -------
           Net cash used in operating activities ...........  (1,094)
                                                             -------
     Cash flows from investing activities:
        Additions to property, plant and equipment .........     (66)
        Acquisition of business, net of cash acquired ......     159
                                                             -------
           Net cash provided by investing activities .......      93
                                                             -------
     Cash flows from financing activities:
        Borrowings under revolving line of credit ..........   9,560
        Principal payments on line of credit ...............  (8,369)
        Repayment of notes payable .........................    (252)
                                                             -------
           Net cash provided by financing activities .......     939
                                                             -------
           Net decrease in unrestricted cash ...............     (62)
        Cash at beginning of year ..........................     556
                                                             -------
        Cash at end of period .............................. $   494
                                                             =======

     Supplemental disclosures of cash flow information:
        Cash payments for -
           Interest ........................................ $   569
                                                             =======
           Income taxes .................................... $   582
                                                             =======

                See notes to consolidated financial statements

                              PREDECESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1. Presentation

   The Merkert Enterprises and Rogers-American consolidated financial statements are presented as predecessors of Merkert American Corporation and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1998, included in the Annual Report on Form 10-K of Merkert American Corporation and Subsidiaries (the "Company"), for the period ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do no relate solely to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

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

    On December 18, 1998, the Company sold 4.4 million shares of its Common Stock at a price of $15.00 per share (the "Offering"). Simultaneously with the Offering, the Company purchased in separate transactions (collectively the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert"), and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). As a result, each of Merkert and Rogers became a wholly-owned subsidiary of the Company. In January 1999, the Company issued 290,000 shares of its Common Stock in connection with the exercise of a portion of the over-allotment option by the Underwriters of the Offering, raising net proceeds of approximately $4.1 million.

    Prior to December 18, 1998, the Company conducted operations only in connection with the Combination and the Offering. Therefore, the Company's operations for the period ended March 31, 1998 related only to the Combination and the Offering. Prior to the Combination, including during the three months ended March 31, 1998, Merkert and Rogers operated as independently owned entities. For financial reporting purposes, the Company is presented as acquiring Merkert and Rogers.

    In January 1999, the Company acquired Sell, Inc. ("Sell"), a full service brokerage firm in the Midwest region of the United States. The operating results of Sell are included in the operating results of the Company from the date of acquisition.

    In April 1999, the Company completed the acquisition of United Brokerage Company ("UBC"). UBC has operated in the Midwest region of the United States under an alliance known as "The Sell Group" since 1998.

    In April 1999, the Company signed a definitive merger agreement with Dallas, Texas-based Richmont Marketing Specialists Inc. The transaction is subject to customary conditions and approvals, including regulatory and Company shareholder approval, and is expected to close in the third quarter of 1999. There can be no assurance that the transaction will be consummated.

    Effective March 31, 1999, the Company merged its several operating subsidiaries and now operates with one wholly-owned subsidiary, Merkert American Co., Inc. (formerly Merkert Enterprises, Inc.)

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Results of Operations

    The following defined terms are used in conjunction with the Company's discussion of operating results.

    Revenues.   Revenues are derived mainly from commissions earned from
Manufacturers based on the Manufacturers' invoices to Retailers for products sold. Commissions are usually expressed as a percentage of the invoice as agreed by contract between the Manufacturer and broker. Commission rates typically range from 3% for full brokerage services to 1% for retail-only services. The Company also derives revenues, referred to as "Sales" from the sale of products including private label packaging materials and frozen products, such as fruits and vegetables, to certain Retailers, and other products for certain Manufacturers.

    Cost of sales.   Cost of sales are primarily the direct cost of private
label products sold by the Company, such as the cost of packaging and frozen vegetables purchased from suppliers.

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

    Depreciation and amortization.   Depreciation and amortization expenses
relate to property, plant and equipment and intangible assets, including goodwill and noncompete agreements.

    The following table sets forth the results of operations of the Company for the three months ended March 31, 1999. The 1998 amounts represent the combined, historical results of Merkert and Rogers and do not reflect the effect of any pro forma adjustments (dollars in thousands).

                                    Three months ended March 31,
                                       1998             1999
                                     --------          -------
Commissions......................... $44,999           $43,876
Sales ..............................  12,424            12,749
                                     -------           -------
    Revenues .......................  57,423   100.0%   56,625  100.0%
Selling expenses ...................  31,929    55.6    27,377   48.3
Cost of sales ......................  11,420    19.9    11,304   20.0
General and administrative .........  11,395    19.8    11,332   20.0
Depreciation and amortization ......   1,772     3.1     1,457    2.6
                                     -------   -----   -------  -----
Operating income ...................     907     1.6     5,155    9.1
Interest expense, net ..............   1,779     3.1     1,824    3.2
Other expenses, net ................     103     0.2         -      -
                                     -------   -----   -------  -----
Income (loss) before income taxes ..    (975)   (1.7)    3,331    5.9
Provision for income taxes .........     408     0.7     1,499    2.7
                                     -------   -----   -------  -----
Net income (loss) ..................  (1,383)   (2.4)    1,832    3.2
                                     =======   =====   =======  =====

    Commissions. Commissions decreased by $1.1 million, or 2.5%, from $45.0 million for the three months ended March 31, 1998 to $43.9 million for the three months ended March 31, 1999. The decrease in commissions is primarily attributable to approximately $1.4 million in lost business arising from the resolution of Manufacturer conflicts resulting from the Combination and $1.5 million of other Manufacturer conflicts, offset by approximately $1.8 million of increased revenue as a result of the acquisition of Sell.

    Sales. Sales increased by $0.3 million, or 2.6%, from $12.4 million for the three months ended March 31, 1998 to $12.7 million for the three months ended March 31, 1999, due primarily to increases in private label sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $4.6 million, or 10.7%, from $43.3 million for the three months ended March 31, 1998 to $38.7 million for the three months ended March 31, 1999. The decrease is primarily due to reductions in personnel relating to the integration of Merkert and Rogers operations.

    As a percentage of revenues, selling, general and administrative expenses decreased from 75.4% for the three months ended March 31, 1998 to 68.3% for the three months ended March 31, 1999.

    Depreciation and amortization. Depreciation and amortization expenses decreased by $0.3 million, or 17.8%, from $1.8 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999. The decrease is primarily attributable to amortizing goodwill over 40 years in 1999 as compared to the use of various lives ranging from 5 to 20 years during the same period in 1998.

    Interest expense. Interest expense remained substantially unchanged for the three months ended March 31, 1999 as compared to the comparable period in 1998

    Provision for income taxes. Provision for income taxes is based on the statutory tax rates after considering non-deductible amortization.

Liquidity and Capital Resources

    In January 1999, the Company issued 290,000 shares of its Common Stock in connection with the exercise of a portion of the over-allotment option by the Underwriters of the Offering, raising net proceeds of approximately
$4.1 million.

    In connection with the Offering and Combination, the Company obtained a $75 million Credit Facility from First Union National Bank and First Union Capital Markets. The Credit Facility consists of a five-year, secured, fully amortizing $50 million term loan (the "Term Loan") and a three-year, secured $25 million revolving line of credit (the "Revolving Credit"). The balance outstanding under the Credit Facility was $51.4 million at March 31, 1999.

    At March 31, 1999, the working capital deficit of the Company was approximately $0.1 million. The Company anticipates that its cash flow from operations, cash on hand and anticipated borrowings available under the Revolving Credit will provide cash sufficient to satisfy the Company's working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months.

    The Company intends to pursue acquisition opportunities and expects to fund future acquisitions through the issuance of additional Common Stock, borrowings available under the Revolving Credit, debt or equity financing and cash flows from operations.

    Net cash used in operating activities for the three months ended March 31, 1999 was $1.6 million. The use of cash for operations in 1999 resulted primarily from a decrease in accounts payable and accrued expenses. Net cash used in investing activities for the three months ended March 31, 1999 was $2.8 million, primarily as a result of the acquisition of Sell. Net cash provided by financing activities for the three months ended March 31, 1999 was $4.6 million, primarily as a result of the issuance of additional shares of Common Stock and borrowings under the Revolving Credit, offset by term loan repayments.

Seasonality

    The Company expects to experience fluctuations in quarterly revenues and operating results as a result of seasonal patterns. Results of operations for any particular quarter therefore are not necessarily indicative of the results for any future period. Future seasonal and quarterly fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors Affecting Future Operating Results

    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in this section and elsewhere in this report.

    Some of the factors that might cause these differences include, but are not limited to, the following: the degree to which the Company is leveraged may effect its ability to obtain additional financing for future working capital, capital expenditures and acquisitions as well as limit its flexibility to adjust to changing market conditions: the Company's inability to resolve or deal with Manufacturer representation conflicts: the Company's inability to successfully identify and integrate acquisition candidates.

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

    The Company has determined that Merkert's financial reporting system is not Year 2000 compliant and intends to replace it with Rogers' existing system, which has been recently upgraded and which the Company believes is Year 2000 compliant. This replacement is expected to be completed by July 1999 and is estimated to cost approximately $0.2 million.

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

    The Company intends to replace several PBX (telephone) systems at Rogers because they are not Year 2000 compliant. The estimated cost of the new telephone systems is $0.1 million. In addition, approximately $0.2 million of personal computers, which cannot be upgraded, will be replaced in the second quarter of 1999.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to market risk related to its Credit. The interest on the Credit Facility is subject to fluctuations in the market. The Company has entered into an interest rate swap agreement with a financial institution to hedge a portion of this risk. The Company does not believe the remaining market risk is material to the Company's condensed consolidated financial statements.

PART II:   OTHER INFORMATION

Item 1:  Legal Proceedings
      None

Item 2:  Changes in Securities and Use of Proceeds
      None

Item 3:  Defaults Upon Senior Securities
      None

Item 4:  Submission of Matters to a Vote of Security Holders
      None

Item 5:  Other Information
      None

Item 6:  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27.1  Financial Data Schedule (filed herewith)

(b)   Reports on Form 8-K

      (i) Current Report on Form 8-K, dated January 20, 1999, relating to the acquisition of Sell, Inc., filed with the Securities and Exchange Commission on February 4, 1999.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Merkert American Corporation
                                             -----------------------------
                                                       (Registrant)


                                             /s/ Joseph Casey
                                             -----------------------------
                                             Joseph Casey
                                             Chief Financial Officer


                                             /s/ Duane Church
                                             -----------------------------
                                             Duane Church
                                             Corporate Controller