Form 10-Q
period 1999-06-30
MERKERT AMERICAN CORP
filed 1999-08-16
CIK 1062184

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                               -----------------

   (Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

      [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from          to
                                                 ---------   --------

                        COMMISSION FILE NUMBER 0-24667


                          MERKERT AMERICAN CORPORATION
                               -----------------

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

                               -----------------
                               -----------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [_]

   The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of August 6, 1999 was 7,172,300 and 335,700, respectively.

                          MERKERT AMERICAN CORPORATION
                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                   PAGE NO.

Item 1.    Consolidated Financial Statements
           Condensed Consolidated Balance Sheets
             December 31, 1998 and June 30, 1999 (unaudited)....................................     3
           Condensed Consolidated Statements of Operations
             Three and six months ended June 30, 1999 (unaudited)...............................     4
           Condensed Consolidated Statement of Cash Flows
             Six months ended June 30, 1999 (unaudited).........................................     5
           Notes to Condensed Consolidated Financial Statements (unaudited).....................     6
           Predecessor Company-Merkert Enterprises, Inc. and Subsidiary
             Consolidated Statements of Operations
              Three and six months ended June 30, 1998 (unaudited)..............................     8
           Predecessor Company-Merkert Enterprises, Inc. and Subsidiary
             Consolidated Statement of Cash Flows
               Six months ended June 30, 1998 (unaudited).......................................     9
           Predecessor Company-Rogers American Company, Inc. and Subsidiary
             Consolidated Statements of Operations
               Three and six months ended June 30, 1998 (unaudited).............................    10
           Predecessor Company-Rogers American Company, Inc. and Subsidiary
             Consolidated Statement of Cash Flows
              Six months ended June 30, 1998 (unaudited)........................................    11
           Predecessor Company-Notes to Consolidated Financial Statements (unaudited)...........    12

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of  Operations.......................................................................    13
Item 3.    Quantitative and Qualitative Disclosures about Market Risk...........................    17

                          PART II. OTHER INFORMATION



Item 1.    Legal Proceedings....................................................................    18
Item 2.    Changes in Securities and Use of Proceeds............................................    18
Item 3.    Defaults Upon Senior Securities......................................................    18
Item 4.    Submission of Matters to a Vote of Security Holders..................................    18
Item 5.    Other Information....................................................................    18
Item 6.    Exhibits and Reports on Form 8-K.....................................................    18
           Signatures...........................................................................    19

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      December 31,   June 30,
                                                                          1998         1999
                                                                     -------------  ---------
                                                                                   (Unaudited)
                       ASSETS
Current assets:
   Cash...........................................................       $  1,185   $    607
   Restricted cash................................................          9,981      8,260
   Accounts receivable, less allowance for doubtful accounts
     of $1,374 at December 31, 1998 and $1,574 at June 30, 1999...         22,334     22,942
   Income taxes receivable........................................          2,647      2,476
   Inventories....................................................          1,623      1,032
   Prepaid expenses and other.....................................          1,018      1,500
                                                                         --------   --------
      Total current assets........................................         38,788     36,817
                                                                         --------   --------
Property, plant and equipment, net................................         17,417     17,560
Noncompete agreements, net........................................          1,986      1,785
Goodwill, net.....................................................        124,475    135,050
Other assets......................................................          5,744      6,541
                                                                         --------   --------
      Total assets................................................       $188,410   $197,753
                                                                         ========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and notes payable.........       $ 10,523   $ 63,582
   Accounts payable...............................................          9,293      6,290
   Accrued expenses...............................................         21,080     17,755
                                                                         --------   --------
      Total current liabilities...................................         40,896     87,627
                                                                         --------   --------
Long-term debt, net of current portion............................         74,673     32,592
                                                                         --------   --------
Other liabilities.................................................            246      1,976
                                                                         --------   --------
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value  Authorized - 54,000,000 shares
    Issued and outstanding - 7,218,000 and 7,508,000,
    respectively..................................................             72         75
   Additional paid in capital.....................................         75,489     79,532
   Note for sale of common stock..................................         (1,500)    (1,500)
   Accumulated earnings (deficit).................................         (1,466)    (2,549)
                                                                         --------   --------
      Total stockholders' equity..................................         72,595     75,558
                                                                         --------   --------
      Total liabilities and stockholders' equity..................       $188,410   $197,753
                                                                         ========   ========


            See notes to condensed consolidated financial statements

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              Three Months     Six Months
                                                                 Ended           Ended
                                                             June 30, 1999   June 30, 1999
                                                             --------------  --------------

Commission income.......................................        $41,132        $ 85,008
Sales...................................................          9,338          22,087
                                                                -------        --------
   Revenues.............................................         50,470         107,095
Cost of sales...........................................          8,541          19,845
Selling expenses........................................         28,297          55,674
General and administrative expenses.....................         13,613          24,945
Depreciation and amortization...........................          1,551           3,008
                                                                -------        --------
   Operating income (loss)..............................         (1,532)          3,623
Interest expense, net...................................          2,122           3,946
                                                                -------        --------
   Loss before provision for income taxes...............         (3,654)           (323)
Provision (benefit) for income taxes....................           (739)            760
                                                                -------        --------
   Net loss.............................................        $(2,915)       $ (1,083)
                                                                =======        ========
Net loss per share - basic..............................        $ (0.39)       $  (0.15)
                                                                =======        ========
Shares used in computing net loss per share - basic.....          7,508           7,477
                                                                =======        ========
Net loss per share - diluted............................        $ (0.39)       $  (0.15)
                                                                =======        ========
Shares used in computing net loss per share -
 diluted................................................          7,508           7,477
                                                                =======        ========


            See notes to condensed consolidated financial statements

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................................ $(1,083)
   Adjustments to reconcile net income to cash used in operating activities:
   Depreciation and amortization........................................................   3,008
   Changes in assets and liabilities, exclusive of acquisitions -
   (Increase) decrease in -
     Restricted cash....................................................................     225
     Accounts receivable................................................................   1,331
     Income tax receivable..............................................................     206
     Inventories........................................................................     591
     Prepaid expenses and other.........................................................    (131)
   Increase (decrease) in -
     Accounts payable...................................................................  (3,427)
     Accrued expenses...................................................................  (4,057)
                                                                                         -------
      Net cash used in operating activities.............................................  (3,337)
                                                                                         -------
Cash flows from investing activities:
   Acquisitions, net of cash acquired...................................................  (3,759)
   Deferred acquisition costs...........................................................    (778)
   Purchase of property, plant and equipment............................................    (532)
   Decrease in cash surrender value of life insurance...................................      50
                                                                                         -------
      Net cash used in investing activities.............................................  (5,019)
                                                                                         -------
Cash flows from financing activities:
   Borrowings under revolving credit facility...........................................   9,400
   Repayments of long term debt.........................................................  (7,353)
   Issuance of common stock, net of expenses............................................   4,046
   Restricted cash......................................................................   1,685
                                                                                         -------
      Net cash provided by financing activities.........................................   7,778
                                                                                         -------
      Net decrease in cash..............................................................    (578)
Cash at Beginning of Period.............................................................   1,185
                                                                                         -------
Cash at end of period................................................................... $   607
                                                                                         =======
Supplemental disclosures of:
   Cash flow information -
   Cash payments for -
      Interest.......................................................................... $ 4,150
                                                                                         =======
      Income taxes...................................................................... $    27
                                                                                         =======
   Non-cash flow information -
      Purchase price financed with debt................................................. $ 7,060
                                                                                         =======
      Assets acquired................................................................... $ 1,285
                                                                                         =======


            See notes to condensed consolidated financial statements

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMNTS

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

2.  OPERATIONS AND ACQUISITIONS

  Merkert American Corporation was incorporated on March 4, 1998. The Company's only operations for the period between March 4, 1998 and June 30, 1998 related to the public offering of the Company's stock and the acquisition of Merkert Enterprises, Inc. and Rogers-American Company, Inc. In April 1998, the Company recorded a non-recurring compensation charge of $1,271,000 relating to the purchase of 275,222 shares of the Company's stock by the now current President and Chief Executive Officer of the Company.

  The acquisitions of Merkert Enterprises and Rogers-American were consummated on December 18, 1998 and have been accounted for using the purchase method of accounting. Accordingly, the results of operations of both Merkert Enterprises and Rogers-American have been included in the Company's consolidated statement of operations since the date of acquisition. Due to the significance of the operations of the Company's predecessors (Merkert Enterprises and Rogers-American), the Company has included the statements of operations and cash flows for the periods ended June 30, 1998 for Merkert Enterprises and Rogers-American in this Form 10-Q.

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

  In April 1999, the Company completed the acquisition of United Brokerage Company ("UBC"), for an aggregate purchase price having a present value (calculated at an eight percent (8%) discount rate) of approximately $3.3 million in notes in addition to debt assumed. The acquisition was accounted for using the purchase method of accounting. Goodwill resulting from the acquisition is being amortized over its estimated useful life. The operating results of UBC are included in the operating results of the Company since the acquisition date. UBC has operated in the Midwest region of the United States under an alliance known as "The Sell Group" since 1998.

  In April 1999, the Company signed a definitive merger agreement with Dallas, Texas-based Richmont Marketing Specialists Inc. ("Marketing Specialists"). Under the terms of the transaction, the stockholders of Marketing Specialists will receive 6,705,551 shares of the Company's common stock. In addition, the Company will grant to certain stockholders and employees of Marketing Specialists options to purchase an additional 800,000 shares (subject to increase up to 1,000,000 shares) of the Company's stock at a per share price equal to the greater of fair market value upon grant or $13.50. The Company will assume all of Marketing Specialists' outstanding debt, which, net of cash on hand at December 31, 1998, totaled approximately $150 million. The transaction is subject to customary conditions and approvals, including regulatory, bank and Company shareholder approval, and is expected to close in the third quarter of 1999. There can be no assurance that the transaction will be consummated.

  In July 1999, the Company completed the acquisition of Buckeye Sales and Marketing ("Buckeye"), for an aggregate purchase price having a present value (calculated at an eight percent (8%) discount rate) of approximately $2.6 million in notes in addition to debt assumed. The acquisition will be accounted for using the purchase method of accounting. Goodwill resulting from the acquisition will be amortized over its estimated useful life. Buckeye has operated in the Cleveland, Ohio; Pittsburgh, Pennsylvania; and upstate New York markets.

3. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months     Six Months
                                                         Ended           Ended
                                                     June 30, 1999   June 30, 1999
                                                     --------------  --------------
     Numerator:
       Net loss....................................     $   (2,915)     $   (1,083)
                                                        ==========      ==========
     Denominator:
       Weighted average shares - basic                   7,508,000       7,477,000
       Dilutive stock options......................              -               -
                                                        ----------      ----------
       Weighted average shares - assuming
         dilution..................................      7,508,000       7,477,000
                                                        ==========      ==========
       Number of options excluded as they would
         be antidilutive...........................        730,100         730,100
                                                        ==========      ==========
     Net loss per common share:
       Basic and diluted...........................     $    (0.39)     $    (0.15)
                                                        ==========      ==========

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

  Information on the Company's business segments was as follows:


                                      Three Months     Six Months
                                         Ended           Ended
                                     June 30, 1999   June 30, 1999
                                     --------------  --------------
     Revenues:
       Food Brokerage...............       $41,132        $ 85,008
       Private Label................         9,338          22,087
                                           -------        --------
                                           $50,470        $107,095
                                           =======        ========
     Operating Profit:
       Food Brokerage...............       $ 2,338        $ 10,166
       Private Label................           797           2,242
       General corporate expenses...        (4,667)         (8,785)
                                           -------        --------
       Operating profit (loss)......       $(1,532)       $  3,623
                                           =======        ========
     At June 30, 1999:
     Identifiable Assets:
       Food Brokerage...............                       $19,554
       Private Label................                         4,420
       General corporate assets.....                       173,779
                                                          --------
                                                          $197,753
                                                          ========


5.  DEBT

  At June 30, 1999 the Company was in default of certain of its financial covenants under the terms of its Credit Facility. The lender has agreed to waive the defaults as of June 30, 1999 and to consent to the merger with Marketing Specialists, subject to the parties executing an amended credit facility.

  The amended credit facility will continue to provide for a $50 million term loan and a $25 million revolving line of credit. The amended credit facility requires the payment of a consent fee equal to 1% of the aggregate amount of the credit facility ($750,000) payable upon either (i) syndication or refinancing the facility, (ii) March 31, 2000 or (iii) a default under the facility. The amendment also requires the payment of a syndication fee of $250,000 on March 31, 2000 if the credit facility has not been syndicated by that time, with additional fees of $350,000 at June 30, 2000 and $150,000 at the end of each month thereafter until the credit facility has been syndicated. Other amendments include determining compliance with the EBITDA covenant on a monthly instead of quarterly basis, revising the EBITDA threshold for September 30, 1999 and December 31, 1999 to reflect recent financial results, revising the interest coverage covenant to conform to the corresponding covenant in Marketing Specialists' 10 1/8% senior subordinated notes and basing the interest rate on the Prime Rate option instead of the LIBOR option. At June 30, 1999 the Company had approximately $46.9 million and $6.0 million of the total amount outstanding under the Credit Facility locked at the LIBOR option of 8.84% and 8.44% respectively, for a period of 90 and 50 days, respectively. The Prime Rate option at June 30, 1999 was 9.5%. The Borrowing Base will be expanded to include an agreed upon portion of Marketing Specialists' accounts receivables. The amended credit facility also contemplates that the Company will eliminate the minimum annual fee of $1 million payable to Monroe & Company, LLC and Richmont Capital Partners, I, L.P. under the new advisory agreement and defer payment of the closing fees otherwise payable to the same advisors until the amended credit facility has been syndicated.

  Pending the final execution of definitive documentation for an amended credit facility, the Company has classified the amounts outstanding under its existing Credit Facility at June 30, 1999 as a current liability. The Company fully expects to amend its current Credit Facility consistent with the above described terms and will reclassify the amounts outstanding to long term upon execution of the definitive documentation.

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                               Three Months     Six Months
                                                  Ended           Ended
                                              June 30, 1998   June 30, 1998
                                              --------------  --------------
Revenues:
 Commissions.................................       $22,136         $46,304
 Sales.......................................         9,113          21,537
                                                    -------         -------
                                                     31,249          67,841
Operating expenses:
 Selling expenses............................        15,128          31,272
 Cost of sales...............................         8,171          19,591
 General and administrative..................         7,340          15,514
 Restructuring...............................           520             520
 Depreciation and amortization...............         1,255           2,392
                                                    -------         -------
  Operating loss.............................        (1,165)         (1,448)
                                                    -------         -------
Other income (expense):
 Interest expense............................        (1,227)         (2,356)
 Other income (expense)......................          (137)           (240)
                                                    -------         -------
  Total other income (expense)...............        (1,364)         (2,596)
                                                    -------         -------
Loss before provision for income taxes.......        (2,529)         (4,044)
Provision for income taxes...................             -             100
                                                    -------         -------
  Net loss...................................        (2,529)         (4,144)
Preferred stock dividends....................           100             200
                                                    -------         -------
Net loss applicable to common shareholders...       $(2,629)        $(4,344)
                                                    =======         =======

                              PREDECESSOR COMPANY
                   MERKERT ENTERPRISES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     (UNAUDITED AND AMOUNTS IN THOUSANDS)


Cash flows from operating activities:
Net loss...............................................  $(4,144)
   Adjustments to reconcile net loss to cash provided
    by (used in) operating activities
   Depreciation and amortization.......................    2,392
   Gain on disposal of fixed assets....................     (224)
   Changes in assets and liabilities, exclusive of
    acquisitions
   (Increase) decrease in
      Accounts receivable, net.........................    4,596
      Inventories, prepaid expenses and advances.......   (1,275)
      Other assets.....................................     (468)
      Accounts payable.................................   (3,798)
      Accrued expenses.................................    1,109
                                                         -------
      Net cash used in operating activities............   (1,812)
                                                         -------
Cash flows from investing activities:
   Additions to property, plant and equipment..........     (541)
   Net proceeds from sale of property, plant and
    Equipment..........................................      512
   Increase in cash surrender value, net of
    increase in policy loans...........................       (3)
                                                         -------
      Net cash provided by investing activities........      (32)
                                                         -------
Cash flows from financing activities:
   Borrowings under revolving line of credit...........     (261)
   Issuance of long term debt..........................    2,445
   Issuance of convertible preferred stock.............       27
   Repayment of notes payable..........................     (927)
                                                         -------
      Net cash provided by financing activities........    1,284
                                                         -------
      Net decrease in cash.............................     (560)
   Cash at beginning of year...........................    1,161
                                                         -------
   Cash at end of period...............................  $   601
                                                         =======

                              PREDECESSOR COMPANY
                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                              Three Months      Six Months
                                                 Ended             Ended
                                             June 30, 1998    June 30, 1998
                                            ----------------  --------------
Revenues:
   Commissions............................      $20,812           $41,643
Operating expenses:
   Selling expenses.......................       16,000            31,785
   General and administrative.............        3,401             6,622
   Depreciation and amortization..........          518             1,153
                                                 ------           -------
      Operating income....................          893             2,083
Interest expense..........................          644             1,294
Other income..............................         (120)             (120)
                                                -------           -------
Income before provision for income taxes..          369               909
Provision for income taxes................          151               459
                                                -------           -------
      Net income                                $   218           $   450
                                                =======           =======

                              PREDECESSOR COMPANY
                 ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


Cash flows from operating activities:
Net income...............................................   $   450
   Adjustments to reconcile net loss to cash provided
    by (used in) operating activities
   Depreciation and amortization.........................     1,153
   Changes in assets and liabilities, exclusive of
    acquisitions
   (Increase) decrease in:
      Restricted cash....................................        33
      Accounts receivable, net...........................    (1,385)
      Prepaid expenses and advances......................      (236)
      Accounts payable...................................      (104)
      Accrued expenses...................................      (335)
      Other liabilities..................................       453
                                                            -------
      Net cash used in operating activities..............        29
                                                            -------
Cash Flows From Investing Activities:
   Additions to property, plant and equipment............        (4)
   Increase in cash surrender value, net of policy loans.      (120)
   Acquisition of business, net of cash acquired.........        (1)
                                                            -------
      Net cash provided by investing activities..........      (125)
                                                            -------
Cash flows from financing activities:
   Borrowings under revolving line of credit.............     9,403
   Principal payments on line of credit..................    (8,370)
   Repayment long term debt..............................    (1,294)
                                                            -------
      Net cash provided by financing activities..........      (261)
                                                            -------
      Net decrease in unrestricted cash..................      (357)
   Cash at beginning of year.............................       556
                                                            -------
   Cash at end of period.................................   $   199
                                                            =======

Supplemental disclosures of cash flow information:
   Cash payments for -
      Interest...........................................   $   224
                                                            =======
      Income taxes.......................................   $    99
                                                            =======


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

  On December 18, 1998, the Company sold 4.4 million shares of its Common Stock at a price of $15.00 per share (the "Offering") and received net proceeds of approximately $57.8 million. Simultaneously with the Offering, the Company purchased in separate transactions (collectively the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert"), and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). As a result, each of Merkert and Rogers became a wholly-owned subsidiary of the Company. In January 1999, the Company issued 290,000 shares of its Common Stock in connection with the exercise of a portion of the over-allotment option by the Underwriters of the Offering, raising net proceeds of approximately $4.1 million.

  Prior to December 18, 1998, the Company conducted operations only in connection with the Combination and the Offering. Therefore, the Company's operations for the period ended June 30, 1998 related only to the Combination and the Offering and included a non-recurring compensation charge of $1,271,000 relating to the purchase of Company stock by the now current President and Chief Executive Officer of the Company. Prior to the Combination, including during the six months ended June 30, 1998, Merkert and Rogers operated as independently owned entities.

  In January 1999, the Company acquired Sell, Inc. ("Sell"), a full service brokerage firm in the Midwest region of the United States. The operating results of Sell are included in the operating results of the Company from the date of acquisition.

  In April 1999, the Company acquired United Brokerage Company ("UBC"). UBC has operated in the Midwest region of the United States under an alliance known as "The Sell Group" since 1998. The operating results of UBC are included in the operating results of the Company from the date of acquisition.

  In April 1999, the Company signed a definitive merger agreement with Dallas, Texas-based Richmont Marketing Specialists Inc. The transaction is subject to customary conditions and approvals, including regulatory, bank and Company shareholder approval, and is expected to close in the third quarter of 1999. There can be no assurance that the transaction will be consummated.

  In July 1999, the Company completed the acquisition of Buckeye Sales and Marketing ("Buckeye"). Buckeye operated in the Cleveland, Ohio; Pittsburgh, Pennsylvania; and upstate New York markets.

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

  The following table sets forth the results of operations of the Company for the periods indicated. The 1998 amounts represent the combined, historical results of the Company, Merkert Enterprises and Rogers American and do not reflect the effect of any pro forma adjustments (dollars in thousands).

                                                Three Months                         Six Months
                                               Ended June 30,                        Ended June 30,
                                              ----------------                   ----------------------
                                          1998              1999              1998                    1999
                                        --------          --------          ---------               ---------

Commissions..........................   $42,948           $41,132           $ 87,947                $ 85,008
Sales................................     9,113             9,338             21,537                  22,087
                                        -------           -------           --------                --------
 Revenues............................    52,061   100.0%   50,470   100.0%   109,484        100.0%   107,095   100.0%
Selling expenses.....................    32,399    62.2    28,297    56.1     64,328         58.8     55,674    52.0
Cost of sales........................     8,171    15.7     8,541    16.9     19,591         17.9     19,845    18.5
General and administrative...........    10,741    20.6    13,613    27.0     22,136         20.2     24,945    23.3
Restructuring charge.................       520     1.0         -       -        520          0.5          -       -
Depreciation and amortization........     1,773     3.4     1,551     3.0      3,545          3.2      3,008     2.8
                                        -------   -----   -------   -----   --------        -----   --------   -----
Operating income (loss)..............    (1,543)   (2.9)   (1,532)   (3.0)      (636)        (0.6)     3,623     3.4
Interest expense, net................     1,871     3.6     2,122     4.2      3,650          3.3      3,946     3.7
Other expenses, net..................        17     .03         -       -        120          0.1          -       -
                                        -------   -----   -------   -----   --------        -----   --------   -----
Income (loss) before income taxes....    (3,431)   (6.6)   (3,654)   (7.2)    (4,406)        (4.0)      (323)   (0.3)
Provision (benefit) for income taxes.       151     0.3      (739)   (1.5)       559          0.5        760     0.7
                                        -------   -----   -------   -----   --------        -----   --------   -----
Net income (loss)....................   $(3,582)   (6.9)  $(2,915)   (5.7)  $ (4,965)        (4.5)  $ (1,083)   (1.0)
                                        =======   =====   =======   =====   ========        =====   ========   =====

  Commissions. Commissions for the three months ended June 30, 1999 decreased 4.2% to $41.1 million compared to $42.9 million for the three months ended June 30, 1998. Commissions for the six months ended June 30, 1999 decreased 3.3% to $85.0 million compared to $87.9 million for the six months ended June 30, 1998. The decrease in commissions in the 1999 periods is primarily due to Manufacturer conflicts resulting from the combination of Merkert Enterprises and Rogers American on December 18, 1998; the Company's planned merger with Richmont Marketing Specialists; the continuing consolidation of manufacturer representation by food brokers and other factors.

  Commissions in the second quarter of 1999 were approximately $2.7 million lower than first quarter. Excluding approximately $1.7 million of revenue from acquisitions, commissions decreased approximately $4.4 million primarily due to the timing of receipt of bonus revenue which is weighted towards the first quarter of the year, continued Manufacturer conflicts in the Southeast resulting from the planned merger with Marketing Specialists and other factors.

  Sales. Sales for the three months ended June 30, 1999 increased 2.5% to $9.3 million compared to $9.1 million for the three months ended June 30, 1998.
Sales for the six months ended June 30, 1999 increased 2.6% to $22.1 million compared to $21.5 million for the six months ended June 30, 1998. The increased sales for the 1999 periods are primarily due to increased private label sales.

  For the 1999 and 1998 periods, second quarter sales were approximately $3.4 million and $3.3 million lower than first quarter sales, respectively. This fluctuation is consistent with the seasonal nature of the private label business.

  Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.2 million, or 2.8%, from $43.1 million for the three months ended June 30, 1998 to $41.9 million for the three months ended June 30, 1999. Selling, general and administrative expenses decreased $5.9 million, or 6.8%, from $86.5 million for the six months ended June 30, 1998 to $80.6 million for the six months ended June 30, 1999. The decrease is primarily related to net personnel and related cost reductions resulting from the integration of the operations of Merkert and Rogers.

  As a percentage of revenues, selling, general and administrative expenses remained constant at approximately 83.0% for the three months ended June 30, 1999 and 1998. The percentage decreased from 79.0% for the six months ended June 30, 1998 to 75.3% for the six months ended June 30, 1999.

  Depreciation and amortization. Depreciation and amortization expenses were $1.6 million and $1.8 million for the three months ended June 30, 1999 and 1998, respectively, and $3.0 million and $3.5 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in the 1999 periods is primarily due to amortizing goodwill over 40 years in 1999 as compared to the use of various lives ranging from 5 to 20 years during the same periods in 1998.

  Interest expense. Interest expense was $2.1 million and $1.9 million for the three months ended June 30, 1999 and 1998, respectively, and $3.9 and $3.7 million for the six months ended June 30, 1999 and 1998, respectively. The increase in 1999 is primarily due to increased borrowings in the second quarter.

  Provision for income taxes. Provision for income taxes is based on the statutory tax rates after considering permanent, non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

  In January 1999, the Company issued 290,000 shares of its Common Stock in connection with the exercise of a portion of the over-allotment option by the Underwriters of the Offering, raising net proceeds of approximately $4.1 million.

  In connection with the Offering and Combination, the Company obtained a $75 million Credit Facility from First Union National Bank and First Union Capital Markets. The Credit Facility consists of a five-year, secured, fully amortizing $50 million term loan (the "Term Loan") and a three-year, secured $25 million revolving line of credit (the "Revolving Credit"). The balance outstanding under the Credit Facility was $56.3 million at June 30, 1999.

  Net cash used in operating activities for the six months ended June 30, 1999 was $3.3 million. The use of cash for operations in 1999 resulted primarily from a decrease in accounts payable and accrued expenses partially offset by a decrease in accounts receivable. Net cash used in investing activities for the six months ended June 30, 1999 was $5.0 million, primarily as a result of the acquisitions of Sell and UBC. Net cash provided by financing activities for the six months ended June 30, 1999 was $7.8 million, primarily as a result of the issuance of additional shares of Common Stock and borrowings under the Revolving Credit, offset by term loan repayments.

  At June 30, 1999, the Company was in default of certain of its financial covenants under the terms of its Credit Facility. The covenants pertain to certain ratio calculations that are based on EBITDA measured against other financial results such as interest expense. The lender has agreed to waive the defaults as of June 30, 1999 and to consent to the merger with Marketing Specialists, subject to the parties finalizing and executing the definitive documentation for an amended credit facility.

  The amended credit facility will continue to provide for a $50 million term loan and a $25 million revolving line of credit. The amended credit facility requires the payment of a consent fee equal to 1% of the aggregate amount of the credit facility ($750,000) payable upon either (i) syndication or refinancing the facility, (ii) March 31, 2000 or (iii) a default under the facility. The amendment also requires the payment of a syndication fee of $250,000 on March 31, 2000 if the credit facility has not been syndicated by that time, with additional fees of $350,000 at June 30, 2000 and $150,000 at the end of each month thereafter until the credit facility has been syndicated. Other amendments include determining compliance with the EBITDA covenant on a monthly instead of quarterly basis, revising the EBITDA threshold for September 30, 1999 and December 31, 1999 to reflect recent financial results, revising the interest coverage covenant to conform to the corresponding covenant in Marketing Specialists' 10 1/8% senior subordinated notes and basing the interest rate on the Prime Rate option instead of the LIBOR option. The Borrowing Base will be expanded to include an agreed upon portion of Marketing Specialists' accounts receivables. The amended credit facility also contemplates that the Company will eliminate the minimum annual fee of $1 million payable to Monroe & Company, LLC and Richmont Capital Partners, I, L.P. under the new advisory agreement and defer payment of the closing fees otherwise payable to the same until the amended credit facility has been syndicated. The Company expects to close the merger with Marketing Specialists shortly following the shareholders meeting on August 18, 1999, subject to shareholder approval.

  Pending the final execution of definitive documentation for an amended credit facility, the Company has classified the amounts outstanding under its existing Credit Facility at June 30, 1999 as a current liability. The Company fully expects to amend its current Credit Facility consistent with the above described terms and will reclassify the amounts outstanding to long term upon execution of the definitive documentation.

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

  Some of the factors that might cause these differences include, but are not limited to, the following: the degree to which the Company is leveraged may effect its ability to obtain additional financing for future working capital, capital expenditures and acquisitions as well as limit its flexibility to adjust to changing market conditions; the Company's inability to resolve or deal with Manufacturer representation conflicts; the loss of Manufacturer representation due to conflicts; and the Company's inability to successfully identify and integrate acquisition candidates; the Company's ability to successfully finalize the definitive documentation of an amended credit facility with First Union; and the results of the shareholder vote relating to the Marketing Specialists merger.

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

  Primarily as a result of the implementation of significant systems upgrades, the Company believes that it has substantially reduced its potential exposure to Year 2000 problems. These upgrades have included the replacement of Merkert's order processing system (including the electronic data interchange ("EDI")) with new hardware and software. The Company has tested the application of this order processing system at Merkert and such tests have yielded satisfactory results. As a result, the Company believes that this order processing system is Year 2000 compliant. Additionally, during the second quarter of 1999, the Company converted Rogers' mid-Atlantic operations to the order processing system currently in use by Merkert and by Rogers in regions other than the mid-Atlantic, which the Company believes is Year 2000 compliant. The cost of this conversion was approximately $0.1 million.

  The Company has replaced Merkert's financial reporting system with Rogers' existing system, which has been recently upgraded and which the Company believes is Year 2000 compliant. This replacement was completed in July 1999 at a cost of approximately $0.2 million.

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

  The Company has replaced several PBX (telephone) systems at Rogers because they were not Year 2000 compliant at a cost of approximately $0.1 million. In addition, approximately $0.2 million of personal computers, which could not be upgraded, were replaced in the second quarter of 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to its Credit Facility. The interest on the Credit Facility is subject to fluctuations in the market. The Company has entered into an interest rate swap agreement with a financial institution to hedge a portion of this risk. The Company does not believe the remaining market risk is material to the Company's condensed consolidated financial statements.

PART II:   OTHER INFORMATION

Item 1:  Legal Proceedings

        (i) The sellers of an acquired food brokerage business have filed an arbitration demand against Merkert Enterprises alleging the breach of covenants contained in the agreement with them. The demand seeks an acceleration of the payment of the deferred purchase price in the amount of approximately $7.4 million, together with interest, costs and attorneys' fees. The arbitration is currently pending before the American Arbitration Association. In connection with the acquisition of Merkert Enterprises, a portion of the cash purchase price was placed in escrow to cover certain of the potential liabilities that could result from an adverse outcome of this arbitration.

        (ii) Merkert Enterprises is currently the subject of an audit concerning its federal income tax returns for its fiscal years 1995, 1996 and 1997. In connection with the acquisition of Merkert Enterprises, a portion of the cash purchase price was placed in escrow to cover all or a portion of the liabilities, if any, resulting from the audit. The Company does not believe that the ultimate outcome of this audit will have a material adverse effect on its financial condition or results of operations.

Item 2:  Changes in Securities and Use of Proceeds
      None

Item 3:  Defaults Upon Senior Securities

        (i) The Company has failed to compy with the financial covenants under its Credit Facility, which require minimum levels of earnings and financial ratios, as defined. The lender has agreed to waive the defaults as of June 30, 1999, subject to the parties finalizing and executing the definitive documentation for an amended credit facility.

Item 4:  Submission of Matters to a Vote of Security Holders
      None

Item 5:  Other Information
      None

Item 6:  Exhibits and Reports on Form 8-K
(a)   Exhibits

      27.1  Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     (i) Current Report on Form 8-K, dated April 28, 1999, relating to the Agreement and Plan of Merger between Merkert American Corporation and Richmont Marketing Specialists Inc., filed with the Securities and Exchange Commission on April 30, 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Merkert American Corporation
                              ----------------------------
                                   (Registrant)


                              /s/ Joseph Casey
                              -----------------------------
                              Joseph Casey
                              Chief Financial Officer


                              /s/ Duane Church
                              ------------------------------
                              Duane Church
                              Corporate Controller