Form 10-Q/A
period 1999-06-30
MARKETING SPECIALISTS CORP
filed 1999-08-27
CIK 1062184

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               -----------------

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

   The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of August 19, 1999 was 13,877,851 and 335,700, respectively.

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

                 MERKERT AMERICAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      December 31,   June 30,
                                                                          1998         1999
                                                                     -------------  ---------
                                                                                   (Unaudited)
                       ASSETS
Current assets:
   Cash...........................................................       $  1,185   $    607
   Restricted cash................................................          9,981      8,260
   Accounts receivable, less allowance for doubtful accounts
     of $1,374 at December 31, 1998 and $1,574 at June 30, 1999...         22,334     22,942
   Income taxes receivable........................................          2,647      2,476
   Inventories....................................................          1,623      1,032
   Prepaid expenses and other.....................................          1,018      1,500
                                                                         --------   --------
      Total current assets........................................         38,788     36,817
                                                                         --------   --------
Property, plant and equipment, net................................         17,417     17,560
Noncompete agreements, net........................................          1,986      1,785
Goodwill, net.....................................................        124,475    135,050
Other assets......................................................          5,744      6,541
                                                                         --------   --------
      Total assets................................................       $188,410   $197,753
                                                                         ========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and notes payable.........       $ 10,523   $ 14,807
   Accounts payable...............................................          9,293      6,290
   Accrued expenses...............................................         21,080     17,755
                                                                         --------   --------
      Total current liabilities...................................         40,896     38,852
                                                                         --------   --------
Long-term debt, net of current portion............................         74,673     81,367
                                                                         --------   --------
Other liabilities.................................................            246      1,976
                                                                         --------   --------
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value  Authorized - 54,000,000 shares
    Issued and outstanding - 7,218,000 and 7,508,000,
    respectively..................................................             72         75
   Additional paid in capital.....................................         75,489     79,532
   Note for sale of common stock..................................         (1,500)    (1,500)
   Accumulated earnings (deficit).................................         (1,466)    (2,549)
                                                                         --------   --------
      Total stockholders' equity..................................         72,595     75,558
                                                                         --------   --------
      Total liabilities and stockholders' equity..................       $188,410   $197,753
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

  On August 18, 1999, the Company completed the merger with Dallas, Texas-based Richmont Marketing Specialists Inc. ("Marketing Specialists"). Under the terms of the transaction, the stockholders of Marketing Specialists received 6,705,551 shares of the Company's common stock. In addition, the Company granted to certain stockholders and employees of Marketing Specialists options to purchase an additional 800,000 shares of the Company's stock at a per share price equal to $13.50. In connection with the merger, the Company assumed all of Marketing Specialists' outstanding debt, which, net of cash on hand at June 30, 1999 totaled
                                       6
approximately $150 million, and changed its name to Marketing Specialists Corporation. The Company expects to file a separate Form 8-K concerning the merger within 15 days of the transaction.


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
                                                          --------
                                                          $197,753
                                                          ========


5.  DEBT

  At June 30, 1999 the Company was in default of several of its financial covenants under the terms of its Credit Facility. The lender waived the defaults as of June 30, 1999 and, as of August 18, 1999, amended the Credit Facility.

  The amended credit facility continues to provide for a $50 million term loan and a $25 million revolving line of credit. The amended credit facility requires the payment of a consent fee equal to 1% of the aggregate amount of the credit facility ($750,000) payable upon either (i) syndication or refinancing the facility (ii) March 31, 2000 or (iii) a default under the facility. The amendment also requires the payment of a syndication fee of $250,000 on March 31, 2000 if the credit facility has not been syndicated by that time, with additional fees of $350,000 at June 30, 2000 and $150,000 at the end of each month thereafter until the credit facility has been syndicated. The amendment also requires interest on borrowings under the credit facility be based on the Prime Rate option instead of the LIBOR option. At June 30, 1999 the Company had approximately $46.9 million and $6.0 million of the total amount outstanding under the Credit Facility locked at the LIBOR option of 8.84% and 8.44% respectively, for a period of 90 and 50 days, respectively. The Prime Rate option at June 30, 1999 was 9.5%. The Borrowing Base will be expanded to include an agreed upon portion of Marketing Specialists' accounts receivables. The amended credit facility also required that the Company defer payment of the closing fees otherwise payable to Monroe & Company, LLC and Richmont Capital Partners, I, L.P. until the amended credit facility has been syndicated.

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

  On August 18, 1999, the Company completed the merger with Dallas, Texas-based Richmont Marketing Specialists Inc. ("Marketing Specialists"). Under the terms of the transaction, the stockholders of Marketing Specialists received 6,705,551 shares of the Company's common stock. In addition, the Company granted to certain stockholders and employees of Marketing Specialists options to purchase an additional 800,000 shares of the Company's stock at a per share price equal to $13.50. In connection with the merger, the Company assumed all of Marketing Specialists' outstanding debt, which, net of cash on hand at June 30, 1999, totaled approximately $150 million and changed its name to Marketing Specialists Corporation.
                                       13

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

  At June 30, 1999, the Company was in default of certain of its financial covenants under the terms of its Credit Facility. The covenants pertain to certain ratio calculations that are based on EBITDA measured against other financial results such as interest expense. The lender has waived the defaults as of June 30, 1999 and, as of August 18, 1999, amended the Credit Facility.

  The amended credit facility continues to provide for a $50 million term loan and a $25 million revolving line of credit. The amended credit facility requires the payment of a consent fee equal to 1% of the aggregate amount of the credit facility ($750,000) payable upon either (i) syndication or refinancing the facility, (ii) March 31, 2000 or (iii) a default under the facility. The amendment also requires the payment of a syndication fee of $250,000 on March 31, 2000 if the credit facility has not been syndicated by that time, with additional fees of $350,000 at June 30, 2000 and $150,000 at the end of each month thereafter until the credit facility has been syndicated. The amendment also requires interest on borrowings under the credit facility be based on the Prime Rate option instead of the LIBOR option. At June 30, 1999 the Company had approximately $46.9 million and $6.0 million of the total amount outstanding under the Credit Facility locked at the LIBOR option of 8.84% and 8.44% respectively, for a period of 90 and 50 days, respectively. The Prime Rate option at June 30, 1999 was 9.5%. The Borrowing Base will be expanded to include an agreed upon portion of Marketing Specialists' accounts receivables. The amended credit facility also required that the Company defer payment of the closing fees otherwise payable to Monroe & Company, LLC and Richmont Capital Partners, I, L.P. until the amended credit facility has been syndicated.

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

Item 2:  Changes in Securities and Use of Proceeds
      None

Item 3:  Defaults Upon Senior Securities

        (i) The Company has failed to compy with the financial covenants under its Credit Facility, which require minimum levels of earnings and financial ratios, as defined. The lender has waived the defaults as of June 30, 1999.

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