Form 10-Q
period 1999-09-30
MARKETING SPECIALISTS CORP
filed 1999-11-15
CIK 1062184

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-24667


                        MARKETING SPECIALISTS CORPORATION
                       -----------------------------------
                      (F/K/A Merkert American Corporation)
             (Exact name of registrant as specified in its charter)

                 Delaware                                    04-3411833
       (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                    Identification No.)

                       17855 N. Dallas Parkway, Suite 200
                               Dallas, Texas 75287
                                 (972) 349-6200
    (Address, including zip code and telephone number, including area code of
                    Registrant's principal executive office)
                       -----------------------------------
                            Former name and address
                          Merkert American Corporation
                               490 Turnpike Street
                           Canton, Massachusetts 02021
                       -----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of November 6, 1999 was 13,838,144 and 335,700, respectively.

                        MARKETING SPECIALISTS CORPORATION
                                      INDEX


                                                                                               Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets
              September 30, 1999 (unaudited) and December 31, 1998 .............................   3
          Condensed Consolidated Statements of Operations
              Three and nine months ended September 30, 1999 (unaudited)........................   4
          Condensed Consolidated Statement of Cash Flows
              Nine months ended September 30, 1999 (unaudited)..................................   5
          Notes to Consolidated Financial Statements (unaudited)................................   6
          Predecessor Company-Merkert Enterprises, Inc. and Subsidiary
              Consolidated Statements of Operations
                Three and nine months ended September 30, 1998 (unaudited)......................  11
          Predecessor Company-Merkert Enterprises, Inc. and Subsidiary
              Consolidated Statement of Cash Flows
                Nine months ended September 30, 1998 (unaudited)................................  12
          Predecessor Company-Rogers American Company, Inc. and Subsidiary
              Consolidated Statements of Operations
                Three and nine months ended September 30, 1998 (unaudited)......................  13
          Predecessor Company-Rogers American Company, Inc. and Subsidiary
              Consolidated Statement of Cash Flows
                Nine months ended September 30, 1998 (unaudited)................................  14
          Predecessor Company-Notes to Consolidated Financial Statements (unaudited)............  15

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.........................................................................  16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................  23

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.....................................................................  23

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................  23

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................................................  23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................  23

ITEM 5.   OTHER INFORMATION.....................................................................  24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................................  24

          SIGNATURES............................................................................  25

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                     (FORMERLY MERKERT AMERICAN CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   September 30,   December 31,
                                                                                      1999             1998
                                                                                   ------------    ------------
                                                                                    (Unaudited)
                                      ASSETS

Current assets:
      Cash .....................................................................   $      4,438    $      1,185
      Restricted cash ..........................................................          9,538           9,981
      Accounts receivable, less allowance for doubtful accounts
        of $5,023 at September 30, 1999 and $1,374 at December 31, 1998 ........         55,495          22,334
      Income taxes receivable ..................................................            126           2,647
      Inventories ..............................................................          1,150           1,623
      Prepaid expenses and other ...............................................          5,444           1,018
                                                                                   ------------    ------------
           Total current assets ................................................         76,191          38,788
                                                                                   ------------    ------------
Property, plant and equipment, net .............................................         40,044          17,417
Noncompete agreements, net .....................................................         12,477           1,986
Goodwill, net ..................................................................        323,604         124,475
Other assets ...................................................................         12,178           5,744
                                                                                   ------------    ------------
           Total assets ........................................................   $    464,494    $    188,410
                                                                                   ============    ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt and notes payable ...................   $     24,878    $     10,523
      Accounts payable .........................................................          9,002           9,293
      Accrued expenses .........................................................         42,049          21,080
                                                                                   ------------    ------------
           Total current liabilities ...........................................         75,929          40,896
                                                                                   ------------    ------------
Long-term debt, net of current portion .........................................        245,914          74,673
                                                                                   ------------    ------------
Other liabilities ..............................................................         21,060             246
                                                                                   ------------    ------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.01 par value - Authorized - 54,000,000 shares
        Issued and outstanding - 14,173,844 and 7,218,000, respectively ........            142              72
      Additional paid in capital ...............................................        143,034          75,489
      Note for sale of common stock ............................................         (1,500)         (1,500)
      Retained deficit .........................................................        (19,638)         (1,466)
      Treasury stock, at cost ..................................................           (447)             --
                                                                                   ------------    ------------
           Total stockholders' equity ..........................................        121,591          72,595
                                                                                   ------------    ------------
           Total liabilities and stockholders' equity ..........................   $    464,494    $    188,410
                                                                                   ============    ============




            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                     (FORMERLY MERKERT AMERICAN CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                           Three Months         Nine Months
                                                                             Ended                 Ended
                                                                       September 30, 1999    September 30, 1999
                                                                       ------------------    ------------------

Commissions .........................................................   $          66,158    $          151,166
Sales ..............................................................               10,710                32,797

      Revenues .....................................................               76,868               183,963

Cost of sales ......................................................                9,390                29,235
Salaries ...........................................................               37,787                85,663
Fringe benefits ....................................................                6,167                14,193
Automobiles and related expenses ...................................                5,981                13,797
Sales and marketing ................................................                3,874                10,021
General and administrative expenses ................................               10,907                21,661
Restructuring charge ...............................................               13,290                13,290
Depreciation and amortization ......................................                3,163                 6,171
                                                                       ------------------    ------------------
                                                                                   90,559               194,031

      Operating loss ...............................................              (13,691)              (10,068)
Interest expense, net ..............................................                4,158                 8,104
                                                                       ------------------    ------------------
      Loss before provision for income taxes .......................              (17,849)              (18,172)
Provision (benefit) for income taxes ...............................                 (760)                   --
                                                                       ------------------    ------------------
      Net loss .....................................................   $          (17,089)   $          (18,172)
                                                                       ==================    ==================
Net loss per share - basic and diluted .............................   $            (1.61)   $            (2.12)
                                                                       ==================    ==================
Shares used in computing net loss per share - basic and diluted ....           10,637,257             8,555,514
                                                                       ==================    ==================




            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                     (FORMERLY MERKERT AMERICAN CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)




CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................   $ (18,172)
      Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization ..............................................       6,171
      Changes in assets and liabilities, exclusive of acquisitions:
      (Increase) decrease in -
         Restricted cash .........................................................         701
         Accounts receivable .....................................................       8,207
         Income tax receivable ...................................................       2,556
         Inventories .............................................................         472
         Prepaid expenses and other ..............................................      (1,775)
      Increase (decrease) in -
         Accounts payable ........................................................      (9,502)
         Accrued expenses ........................................................       9,927
                                                                                     ---------
           Net cash used in operating activities .................................      (1,415)
                                                                                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired .........................................      (4,103)
      Purchase of property, plant and equipment ..................................      (1,167)
      Decrease in cash surrender value of life insurance .........................          58
                                                                                     ---------
           Net cash used in investing activities .................................      (5,212)
                                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving credit facility .................................      16,300
      Repayments of long-term debt ...............................................     (12,151)
      Issuance of common stock, net of expenses ..................................       4,046
      Restricted cash ............................................................       1,685

           Net cash provided by financing activities .............................       9,880

           Net increase in cash ..................................................       3,253
CASH AT BEGINNING OF PERIOD ......................................................       1,185
                                                                                     ---------
CASH AT END OF PERIOD ............................................................   $   4,438
                                                                                     =========
SUPPLEMENTAL DISCLOSURES OF:
      Cash flow information -
      Cash payments for -
           Interest ..............................................................   $   6,827
                                                                                     =========
           Income taxes ..........................................................   $      27
                                                                                     =========
      Non-cash flow information-
           Purchase price financed with debt .....................................   $  10,473
                                                                                     =========
           Purchase price financed with equity ...................................   $  63,431
                                                                                     =========
           Net liabilities assumed ...............................................   $ 128,814
                                                                                     =========

            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Marketing Specialists Corporation (formerly Merkert American Corporation) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated have been made. The results of operations for the interim periods in 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1998, included in the Annual Report on Form 10-K of Marketing Specialists Corporation and Subsidiaries (formerly Merkert American Corporation), for the period ended December 31, 1998.


2.   OPERATIONS AND ACQUISITIONS

     Marketing Specialists Corporation (formerly Merkert American Corporation, the "Company") was incorporated on March 4, 1998. The Company's only operations for the period between March 4, 1998 and September 30, 1998 related to the public offering of the Company's stock and the acquisition of Merkert Enterprises, Inc. and Rogers-American Company, Inc. In April 1998, the Company recorded a non-recurring compensation charge of $1.3 million relating to the purchase of 275,222 shares of the Company's stock by the now current President and Chief Executive Officer of the Company.

     The acquisitions of Merkert Enterprises and Rogers-American were consummated on December 18, 1998 and have been accounted for using the purchase method of accounting. Accordingly, the results of operations of both Merkert Enterprises and Rogers-American have been included in the Company's consolidated statement of operations since the date of acquisition. Due to the significance of the operations of the Company's predecessors (Merkert Enterprises and Rogers-American), the Company has included the statements of operations and cash flows for the periods ended September 30, 1998 for each of Merkert Enterprises and Rogers-American in this Form 10-Q.

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

     In July 1999, the Company completed the acquisition of Buckeye Sales and Marketing ("Buckeye"), for an aggregate purchase price having a present value (calculated at an eight percent (8%) discount rate) of approximately $2.6 million in notes in addition to debt assumed. The acquisition was accounted for using the purchase method of accounting. Goodwill resulting from the acquisition is being amortized over its estimated useful life. The operating results of Buckeye are included in the operating results of the Company since the acquisition date. Buckeye has operated in the Cleveland, Ohio; Pittsburgh, Pennsylvania; and upstate New York markets.

     On August 18, 1999, the Company completed a merger with Dallas, Texas-based Richmont Marketing Specialists Inc., ("Richmont"). For financial reporting purposes the Company is presented as the accounting acquiror since the Company's stockholders own the largest portion of the common stock of the combined company. The purchase price was allocated to the net assets of Richmont on a preliminary basis and is subject to revision. The results of operations of Richmont have been included in the Company's consolidated statement of operations since the date of the acquisition. Goodwill resulting from the acquisition is being amortized over its estimated useful life. Under the terms of the transaction, the stockholders of Richmont received 6,705,551 shares of the Company's common stock. In addition, the Company granted to certain stockholders and employees of Richmont options to purchase an additional 800,000 shares of the Company's stock at a per share price equal to $13.50. In connection with the merger, the Company assumed all of Richmont's outstanding debt, which, net of cash on hand at August 18, 1999, totaled approximately $164.0 million, and changed its name to Marketing Specialists Corporation.

     The following unaudited pro forma combined statement of operations information gives effect to the merger with Richmont as if it had occurred on January 1, 1998, and excludes non-recurring restructuring charge (unaudited and amounts in thousands, except share and per share amounts):


                                                       Three Months         Nine Months
                                                          Ended                Ended
                                                   September 30, 1999    September 30, 1999
                                                   ------------------    ------------------

Commissions ....................................   $           93,552    $          287,150
Sales ..........................................   $           10,710    $           32,797
EBITDA .........................................                5,079                15,674
Net loss .......................................               (7,744)              (27,913)
Net loss per share:
     Basic and diluted .........................                (0.55)                (1.97)

Shares used in computing net loss per share:
     Basic and diluted .........................           14,173,844            14,173,844




                                                       Three Months         Nine Months
                                                          Ended                Ended
                                                   September 30, 1998    September 30, 1998
                                                   ------------------    ------------------

Commissions ....................................   $           97,372    $          291,460
Sales ..........................................   $            9,974    $           31,511
EBITDA .........................................                6,721                18,506
Net loss .......................................               (8,858)              (29,560)
Net loss per share:
     Basic and diluted .........................                (0.62)                (2.09)

Shares used in computing net loss per share:
     Basic and diluted .........................           14,173,844            14,173,844

3.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (unaudited and amounts in thousands, except share and per share amounts):


                                                           Three Months         Nine Months
                                                              Ended                Ended
                                                       September 30, 1999    September 30, 1999
                                                       ------------------    ------------------

Numerator:
     Net loss ......................................   $          (17,089)   $          (18,172)

Denominator:
     Weighted average shares - basic ...............           10,637,257             8,555,514
     Dilutive stock options ........................                   --                    --
                                                       ------------------    ------------------
     Weighted average shares - assuming dilution ...           10,637,257             8,555,514
                                                       ==================    ==================
     Number of options excluded as they would
       be antidilutive .............................            1,518,400             1,518,400
                                                       ==================    ==================
Net loss per share:
     Basic and diluted .............................   $            (1.61)   $            (2.12)
                                                       ==================    ==================

4.       SEGMENT INFORMATION

   The Company operates in two principal segments: Food Brokerage and Private Label principally in the United States. The Company provides outsourced sales and marketing services to manufacturers of branded food and non-food products in the Food Brokerage segment. The Private Label segment includes the Company's private label division, which procures private label products on behalf of certain retailers as well as the distribution of price marking equipment and other ancillary products to retailers.

   Information on the Company's business segments is as follows (unaudited and amounts in thousands):


                                                                               Three Months           Nine Months
                                                                                   Ended                 Ended
                                                                             September 30, 1999    September 30, 1999
                                                                             ------------------    ------------------

Revenues:
     Food Brokerage ......................................................   $           66,158    $          151,166
     Private Label .......................................................               10,710                32,797
                                                                             ------------------    ------------------
                                                                             $           76,868    $          183,963
                                                                             ==================    ==================
Operating Profit (Loss):
     Food Brokerage ......................................................   $            8,318    $           18,484
     Private Label .......................................................                1,320                 3,562
     General corporate expenses ..........................................              (23,329)              (32,114)
                                                                             ------------------    ------------------
     Operating loss ......................................................   $          (13,691)   $          (10,068)
                                                                             ==================    ==================
At September 30, 1999:

Identifiable Assets:
     Food Brokerage ......................................................                         $           52,449
     Private Label .......................................................                                      4,516
     General corporate assets ............................................                                    407,529
                                                                                                   ------------------
                                                                                                   $          464,494
                                                                                                   ==================

5.       DEBT

     Long-term debt consists of the following (unaudited and amounts in thousands):


                                                     September 30,    December 31,
                                                         1999            1998
                                                     -------------   -------------
                                                      (Unaudited)

$100,000,000, 10.125% Senior Subordinated
     Notes, due December 15, 2007 ................   $     100,000   $          --
Credit Facility:
     Revolving Credit ............................          16,300              --
     Term Loan ...................................          45,313          50,000
Noncompete and other acquisition obligations .....          39,983          20,750
Bank - mortgage loans ............................          12,863          13,078
Notes payable ....................................          22,509             778
Deferred compensation ............................          32,348              --
Lease obligations ................................           1,457             306
Other ............................................              19             284
                                                     -------------   -------------
                                                           270,792          85,196
Less current maturities ..........................         (24,878)        (10,523)
                                                     -------------   -------------
     Net long-term debt ..........................   $     245,914   $      74,673
                                                     =============   =============

         The Company's credit facility was amended on August 18, 1999. The amended credit facility continues to provide for a $50 million term loan ($45.3 million outstanding at September 30, 1999) and a $25 million revolving line of credit ($16.3 million outstanding at September 30, 1999). The amended credit facility requires the payment of a consent fee equal to 1% of the aggregate amount of the credit facility payable upon the earlier of (i) syndication or refinancing the facility, (ii) March 31, 2000 if the credit facility has not been syndicated by that time, with additional fees of $350,000 at June 30, 2000 and $150,000 at the end of each month thereafter until the credit facility has been syndicated. The amended credit facility also requires interest on borrowings under the credit facility be based on the Prime Rate option instead of the LIBOR option. The Borrowing Base and certain other financial ratio compliance measures were also expanded to reflect the merger with Richmont. The Company w as in compliance with all of its covenants at September 30, 1999.

6. RESTRUCTURING CHARGE

         During the third quarter, subsequent to the merger with Richmont described above in Note 2, the Company recorded a restructuring charge of approximately $13.3 million to provide for the costs associated with reducing the redundant work force and offices of the Company. This charge is comprised of approximately $8.6 million relating to non-cancelable lease obligations on 29 abandoned facilities and $4.7 million related to severance payments to approximately 100 employees terminated following the merger at September 30, 1999. Approximately, $13.1 million remained in the restructuring accrual after severance and lease payments in the third quarter. As the Company continues its integration plans, future restructuring charges may be required.


7. INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price over the fair value of the net assets of various businesses acquired. The recorded goodwill is amortized over forty years. Non-compete assets are recorded at fair value and being amortized over six years.

8.   INCOME TAXES

     The Company's income tax provision varies from the statutory rate primarily because of the difference in book and tax treatment of intangible assets, the non-deductibility of certain portions of meal and entertainment expenses and officer's life insurance premiums, state income taxes imposed by the various states on the Company's operations and the valuation allowance provided for deferred tax assets that may not be realizable in the future.

9.       Subsequent Event

     In October 1999, the Company completed the acquisition of Paul Inman Associates ("Inman"), a brokerage firm located in the East Central region of the United States, for total consideration of $12.2 million. The purchase price consisted of $8.7 million in cash (net of $1.1 million in cash and other proceeds assumed) and $3.5 million in assumed debt and notes. The Company accounted for the acquisition using the purchase method. Goodwill resulting from the acquisition will be amortized over its estimated useful life. The operating results of Inman subsequent to the acquisition date will be included in the fourth-quarter operating results of the Company. 27

                               PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (unaudited and amounts in thousands)


                                                   Three Months          Nine Months
                                                       Ended                Ended
                                                September 30, 1998    September 30, 1998
                                                ------------------    ------------------

Revenues:
      Commissions ...........................   $           22,689    $           68,993
      Sales .................................                9,974                31,511
                                                ------------------    ------------------
                                                            32,663               100,504
Operating expenses:
      Selling expenses ......................               14,548                45,820
      Cost of sales .........................                9,130                28,721
      General and administrative ............                6,857                22,371
      Restructuring charge ..................                1,783                 2,303
      Depreciation and amortization .........                1,023                 3,415
                                                ------------------    ------------------
           Operating loss ...................                 (678)               (2,126)
                                                ------------------    ------------------
Other expense:
      Interest expense ......................                1,150                 3,506
      Other expense .........................                  292                   532
                                                ------------------    ------------------
           Total other expense ..............                1,442                 4,038
                                                ------------------    ------------------
Loss before provision for income taxes ......               (2,120)               (6,164)
Provision for income taxes ..................                   --                   100
                                                ------------------    ------------------
           Net loss .........................               (2,120)               (6,264)
Preferred stock dividends ...................                  100                   300
                                                ------------------    ------------------
Net loss applicable to common shareholders ..   $           (2,220)   $           (6,564)
                                                ==================    ==================

                               PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)




CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................   $   (6,264)
      Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization ............................................        3,415
      Gain on disposal of fixed assets .........................................         (224)
      Changes in assets and liabilities, exclusive of acquisitions:
      (Increase) decrease in
           Accounts receivable, net ............................................        3,260
           Inventories, prepaid expenses and advances ..........................       (1,495)
           Other assets ........................................................         (797)
      Increase (decrease) in:
           Accounts payable ....................................................       (3,866)
           Accrued expenses ....................................................        3,910
                                                                                   ----------
           Net cash used in operating activities ...............................       (2,061)
                                                                                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment ...............................       (1,671)
      Net proceeds from sale of property, plant and
        Equipment ..............................................................          512
      Increase in cash surrender value, net of
        increase in policy loans ...............................................          (10)
                                                                                   ----------
           Net cash used in investing activities ...............................       (1,169)
                                                                                   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving line of credit ................................          603
      Issuance of long-term debt ...............................................        3,367
      Issuance of convertible preferred stock ..................................           27
      Repayment of notes payable ...............................................       (1,309)
                                                                                   ----------
           Net cash provided by financing activities ...........................        2,688
                                                                                   ----------
           Net decrease in cash ................................................         (542)
      CASH AT BEGINNING OF YEAR ................................................        1,161
                                                                                   ----------
      CASH AT END OF PERIOD ....................................................   $      619
                                                                                   ==========
Supplemental disclosures of cash flow information:
      Cash payments for -
           Interest ............................................................   $    2,422
                                                                                   ==========
           Income taxes ........................................................   $    1,756
                                                                                   ==========

                               PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                          Three Months          Nine Months
                                                             Ended                 Ended
                                                       September 30, 1998    September 30, 1998
                                                       ------------------    ------------------

Revenues:
      Commissions ..................................   $           20,941    $           62,584

Operating expenses:
      Selling expenses .............................               16,007                47,792
      General and administrative ...................                3,466                10,088
      Depreciation and amortization ................                  734                 1,887
                                                       ------------------    ------------------
           Operating income ........................                  734                 2,817
Interest expense ...................................                  686                 1,980
Other expense ......................................                  120                    --
                                                       ------------------    ------------------
Income (loss) before provision for income taxes ....                  (72)                  837
Provision (benefit) for income taxes ...............                  (34)                  425
                                                       ------------------    ------------------
           Net income (loss) .......................   $              (38)   $              412
                                                       ==================    ==================

                               PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................................   $      412
      Adjustments to reconcile net income to cash provided by
           operating activities:
      Depreciation and amortization ..............................................        1,887
      Changes in assets and liabilities, exclusive of acquisitions:
      (Increase) decrease in:
           Restricted cash .......................................................           75
           Accounts receivable, net ..............................................       (2,055)
           Prepaid expenses and advances .........................................         (293)
      Increase (decrease) in:
           Accounts payable ......................................................          800
           Accrued expenses ......................................................         (584)
           Other liabilities .....................................................           --
                                                                                     ----------
           Net cash provided by operating activities .............................          242
                                                                                     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment .................................           (6)
      Increase in cash surrender value, net of policy loans ......................         (270)
      Acquisition of business, net of cash acquired ..............................           --
                                                                                     ----------
           Net cash used in investing activities .................................         (276)
                                                                                     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving line of credit ..................................        1,518
      Repayment of long-term debt ................................................       (1,373)
                                                                                     ----------
           Net cash provided by financing activities .............................          145

           Net increase in unrestricted cash .....................................          111
      CASH AT BEGINNING OF YEAR ..................................................          556
                                                                                     ----------
      CASH AT END OF PERIOD ......................................................   $      667
                                                                                     ==========

Supplemental disclosures of cash flow information:
      Cash payments for -
           Interest ..............................................................   $      446
                                                                                     ==========
           Income taxes ..........................................................   $      261
                                                                                     ==========

                               PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   PRESENTATION

     The Merkert Enterprises and Rogers-American consolidated financial statements are presented as predecessors of Marketing Specialists Corporation (formerly Merkert American Corporation) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

     This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1998, included in the Annual Report on Form 10-K of the Company and Subsidiaries for the period ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions, which are predictions of or indicate future events and trends that do no relate solely to historical matters, identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, that in some cases are beyond the control of the Company. These items may cause the actual results, performance or achievements of the Company to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

OVERVIEW

     The Company was organized in March 1998 to create the leading food brokerage firm providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with retailers and wholesalers ("Retailers"). The Company's principal source of revenue is commissions it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected Retailers.

     On December 18, 1998, the Company sold 4.4 million shares of its common stock at a price of $15.00 per share (the "Offering") and received net proceeds of approximately $57.8 million. Simultaneously with the Offering, the Company purchased in separate transactions (together the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert"), and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). As a result, each of Merkert and Rogers became a wholly owned subsidiary of the Company. In January 1999, the Company issued 290,000 shares of its common stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the Offering, raising net proceeds of approximately $4.1 million.

     Prior to December 18, 1998, the Company conducted operations only in connection with the Combination and the Offering. Therefore, the Company's operations for the period ended September 30, 1998 related only to the Combination and the Offering and included a non-recurring compensation charge of $1,271,000 relating to the purchase of Company stock by the now current President and Chief Executive Officer of the Company. Prior to the Combination, including during the nine months ended September 30, 1998, Merkert and Rogers operated as independently owned entities.

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

     On August 18, 1999, the Company completed a merger with Dallas, Texas-based Richmont Marketing Specialists Inc. ("Richmont"). For financial reporting purposes the Company is presented as the accounting acquirer, since the Company's stockholders own the largest portion of the common stock of the combined Company. Accordingly, the results of operations of Richmont have been included in the Company's consolidated statements of operations since the date of the acquisition. Under the terms of the transaction, the stockholders of Richmont received 6,705,551 shares of the Company's common stock. In addition, the Company granted to certain stockholders and employees of Richmont options to purchase an additional 800,000 shares of the Company's stock at a per share price equal to $13.50. In connection with the merger, the Company assumed all of Richmont's outstanding debt, which, net of cash on hand at August 18, 1999, totaled approximately $164 million and changed its name to Marketing Specialists Corporation.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

HISTORICAL RESULTS OF OPERATIONS

     The following defined terms are used in conjunction with the Company's discussion of operating results.

     Revenue. Revenues are derived mainly from commissions earned from Manufacturers based on the Manufacturers' invoices to Retailers for products sold. Commissions are usually expressed as a percentage of the invoice as agreed by contract between the Manufacturer and broker. Commission rates typically range from 3% for full brokerage services to 1% for retail-only services. The Company also derives revenues, referred to as "Sales" from the sale of products including private label packaging materials and frozen products, such as fruits and vegetables, to certain Retailers, and other products for certain Manufacturers.

     Cost of sales. Cost of sales are primarily the direct cost of private label products sold by the Company, such as the cost of packaging and frozen vegetables purchased from suppliers.

     Selling, general and administrative expenses. Selling expenses predominately consist of salaries, contract labor and fringe benefits for personnel directly involved in providing services to Manufacturers and Retailers. Other selling expenses include, among other things, automobiles utilized by the sales personnel, promotional expenses, and travel and entertainment. General and administrative expenses consist primarily of salaries and fringe benefits for administrative and corporate personnel, occupancy and other office expenses, information technology, communications and insurance.

     Depreciation and amortization. Depreciation and amortization expenses relate to property, plant and equipment and intangible assets, including goodwill and noncompete agreements.

     The following table sets forth the results of operations of the Company for the periods indicated. The 1998 amounts represent the combined, historical results of the Company, Merkert Enterprises and Rogers-American and do not reflect the effect of any pro forma adjustments (unaudited and dollars in thousands).



                                                    Three Months
                                                 Ended September 30,
                                       -------------------------------------
                                          1999                        1998
                                       ----------                 ----------

Commissions ........................   $   66,158                 $   43,630
Sales ..............................       10,710                      9,974
                                       ----------                 ----------
    Revenues .......................       76,868        100.0%       53,604         100.0%


Selling expenses ...................       45,805         59.6        30,555          57.0
Cost of sales ......................        9,390         12.2         9,130          17.0
General and administrative .........       18,911         24.6        10,323          19.3
Restructuring charge ...............       13,290         17.3         1,783           3.3
Depreciation and amortization ......        3,163          4.1         1,757           3.3
                                       ----------   ----------    ----------    ----------
    Operating Expenses .............       90,559        117.8        53,548          99.9
                                       ----------   ----------    ----------    ----------
Operating income (loss) ............      (13,691)       (17.8)           56           0.1


Interest expense, net ..............        4,158          5.4         1,836           3.4
Other expenses, net ................           --           --           412            .7
                                       ----------   ----------    ----------    ----------
Loss before income taxes ...........      (17,849)       (23.2)       (2,192)         (4.1)
Provision (benefit) for income taxes         (760)        (1.0)          (34)         (0.1)
                                       ----------   ----------    ----------    ----------
Net loss ...........................   $  (17,089)       (22.2)   $   (2,158)         (4.0)
                                       ==========   ==========    ==========    ==========


                                                    Nine Months
                                                 Ended September 30,
                                       -------------------------------------
                                            1999                       1998
                                       ----------                  ----------

Commissions ........................   $  151,166                  $  131,577
Sales ..............................       32,797                      31,511
                                       ----------                  ----------
    Revenues .......................      183,963         100.0%      163,088         100.0%


Selling expenses ...................      101,478          55.2        94,883          58.2
Cost of sales ......................       29,235          15.9        28,721          17.6
General and administrative .........       43,857          23.8        32,459          19.9
Restructuring charge ...............       13,290           7.2         2,303           1.4
Depreciation and amortization ......        6,171           3.3         5,302           3.3
                                       ----------    ----------    ----------    ----------
    Operating Expenses .............      194,031           5.4       163,668         100.4
                                       ----------    ----------    ----------    ----------
Operating income (loss) ............      (10,068)         (5.5)         (580)          0.4


Interest expense, net ..............        8,104           4.4         5,486           3.4
Other expenses, net ................           --            --           532            .3
                                       ----------    ----------    ----------    ----------
Loss before income taxes ...........      (18,172)         (9.9)       (6,598)         (4.1)
Provision (benefit) for income taxes           --            --           525            .3
                                       ----------    ----------    ----------    ----------
Net loss ...........................   $  (18,172)         (9.9)   $   (7,123)         (4.4)
                                       ==========    ==========    ==========    ==========


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The Company's commission revenue for the three months ended September 30, 1999 increased 51.6% to $66.2 million compared to $43.6 million for the three months ended September 30, 1998 primarily as the result of the merger with Richmont and other acquisitions. Exclusive of acquisitions, revenues during the three-month period ending September 30, 1999 decreased $8.1 million or 18.5%, compared to the comparable period in the prior year. The decrease in commissions in the third quarter of 1999 is due primarily to Manufacturer conflicts resulting from the merger with Richmont and other acquisitions. In addition, the continued consolidation of manufacturer representation by food brokers has negatively affected results.

     Sales for the three months ended September 30, 1999 increased 7.4% to $10.7 million compared to $10.0 million for the three months ended September 30, 1998. The increase in sales for the 1999 period was primarily due to increased sales in the private label segment. Gross profit on sales for the three months ended September 30, 1999 was $1.3 million compared to $0.8 million for the same period in 1998.

     Selling, general and administrative expenses increased $23.8 million, or 58.3%, to $64.7 million (or 84.2% of revenue) for the three months ended September 30, 1999 from $40.9 million (or 76.3% of revenue) for the three months ended September 30, 1998, primarily due to the merger with Richmont. Exclusive of acquisitions, selling, general and administrative expenses for the three months ended September 30, 1999 decreased $3.1 million, or 7.6%, compared to the comparable period in the prior year. These costs did however increase, as a percentage of revenue, to 81.5% for the three months ended September 30, 1999 from 76.3% for the three months ended September 30, 1998. Although significant cost saving measures had been planned as part of the merger relating to the elimination of duplicative facilities and salaries in both companies, the execution of management's plans were delayed until it was assured that the merger would be consummated in late August 1999.

     Earnings before interest, taxes, depreciation and amortization and restructuring charge for the three months ended September 30, 1999 were $2.8 million compared to $3.6 million for the same period in 1998 as a result of the factors above.

     Operating expenses (excluding the restructuring charge, depreciation and amortization), as a percentage of revenue, increased to 96.4% for the quarter ended September 30, 1999, from 93.3% for the same period in 1998. As a result of the above factors, the Company's operating loss increased to $13.7 million for the third quarter of 1999 from an operating profit of $0.1 million for the same period in 1998.

     Depreciation and amortization expenses were $3.2 million and $1.8 million for the three months ended September 30, 1999 and 1998, respectively. The increase in the 1999 period is primarily due to amortization of incremental intangible amounts resulting from acquisitions made during the year.

     In the third quarter of 1999, the Company completed the merger with Richmont. Following the merger, a decision was made to close a number of offices and eliminate duplicative staff. This resulted in the recognition of a $13.3 million restructuring charge in the third quarter subsequent to the merger. The charge is comprised of approximately $8.6 million relating to non-cancelable lease obligations on abandoned facilities and $4.7 million relating to severance and related personnel amounts.

     Interest expense was $4.2 million for the quarter ended September 30, 1999, as compared to $1.8 million for the comparable period in 1998. The increase in 1999 is primarily due to increased borrowings in the third quarter and interest on the assumed debt of Richmont since the merger date.

     The Company has not fully benefited the losses for the three months ended September 30, 1999 since its future realizability is not assured.

     As a result of the factors noted above, the Company's net loss increased to $17.1 million, or $1.61 per share on a diluted basis, for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     The Company's commission revenue for the nine months ended September 30, 1999 increased 14.9% to $151.2 million compared to $131.6 million for the nine months ended September 30, 1998 primarily as a result of acquisitions. Excluding revenue from acquisitions, commissions decreased approximately $16.4 million or 12.4%. The decrease in commissions for 1999 is due primarily to Manufacturer conflicts resulting from the combination of Merkert Enterprises and Rogers-American on December 18, 1998 and those arising from the merger with Richmont. In addition, the continued consolidation of manufacturer representation by food brokers has negatively effected results.

     Sales for the nine months ended September 1999 and 1998 increased to $32.8 million from $31.5 million, respectively. Gross profit on sales for the three months ended September 30, 1999 was $3.6 million compared to $2.8 million for the same period in 1998.

     Selling, general and administrative expenses increased $18.0 million, or 14.1%, to $145.3 million (or 79.0% of revenue) for the nine months ended September 30, 1999, from $127.3 million (or 78.1% of revenue) for the same period in 1998 primarily as a result of acquisitions. Exclusive of acquisitions, selling, general and administrative expenses for the nine months ending September 30, 1999 decreased $14.3 million or 11.2%, compared to the same period in the prior year. These costs also decreased as a percentage of revenue, to 76.4% for the nine months ended September 30, 1999 to 78.0% for the same period in 1998. The decrease is primarily related to net personnel and related cost reductions resulting from the integration of the operations of Merkert and Rogers-American following the merger in December 1998.

     Earnings before interest, taxes, depreciation and amortization and restructuring charge for the nine months ended September 30, 1999 were $9.4 million compared to $7.0 million for the same period in 1998 as a result of the factors above.

     Depreciation and amortization expense increased to $6.2 million for the nine months ended September 30, 1999 from $5.3 million for the same period in 1998. The increase in 1999 is primarily due to amortization of incremental intangible amounts resulting from acquisitions made during the year.

     Operating expenses (excluding the restructuring charge, depreciation and amortization), as a percentage of revenue, decreased to 94.9% for the nine months ended September 30, 1999 from 95.7% for the same period in 1998. As a result of the factors noted above, the Company's operating loss increased to $10.0 million for the nine months ended September 30, 1999 from $0.6 million for the same period in 1998.

     During the third quarter ended September 30, 1999, the Company recorded a restructuring charge of $13.3 million based upon currently available estimates resulting from the merger with Richmont. The charge is comprised of approximately $8.6 million relating to non-cancelable lease obligations on abandoned facilities and $4.7 million relating to severance and related personnel amounts.

     Interest expense was $8.1 million for the nine months ended September 30, 1999, as compared to $5.5 million for the same period 1998. The increase in 1999 is primarily due to increased borrowings in the third quarter and interest on the assumed debt of Richmont since the merger date.

     The Company has not recorded the full tax benefit associated with the losses for the nine months ended September 30, 1999 since its future realizability is not assured.

     As a result of the factors noted above, the Company's net loss increased to $18.2 million, or $2.12 per share on a diluted basis, for the nine months ended September 30, 1999 from $7.1 million for the same period in 1998. Excluding the restructuring charges recognized in 1999 and 1998, the Company's net loss would have been $4.9 million for the nine months ended September 30, 1999 and $4.8 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1999, the Company issued 290,000 shares of its common stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the offering, raising net proceeds of approximately $4.1 million.

     On August 18, 1999, the Company merged with Richmont. Under the terms of the merger, Richmont received 6,705,551 shares of the Company's common stock, and the Company assumed all of Richmont's outstanding debt, which, net of cash on hand at August 18, 1999, totaled approximately $164 million.

     In connection with the Offering and Combination, the Company obtained a $75 million Credit Facility from First Union National Bank and First Union Capital Markets. The Credit Facility consists of a five-year, secured, fully amortizing $50 million term loan (the "Term Loan") and a three-year, secured $25 million revolving line of credit (the "Revolving Credit"). The balance outstanding under the Credit Facility was $61.6 million at September 30, 1999 ($16.3 million under the revolver and $45.3 million under the term loan). The Company's Credit Facility was amended on August 18, 1999. The amended credit facility continues to provide for a $50 million term loan and a $25 million revolving line of credit. The amended credit facility requires the payment of a consent fee equal to 1% of the aggregate amount of the credit facility payable upon the earlier of
(i) syndication or refinancing the facility, (ii) March 31, 2000 or (iii) default under the facility. The amended credit facility also requires the payment of a syndication fee of $250,000 on March 31, 2000 if the credit facility has not been syndicated by that time, with additional fees of $350,000 at June 30, 2000 and $150,000 at the end of each month thereafter until the credit facility has been syndicated. The amended credit facility also requires interest on borrowings under the credit facility be based on the Prime Rate option instead of the LIBOR option. Certain financial ratio compliance measures were also expanded to reflect the merger with Richmont. The Company was in compliance with all covenants at September 30, 1999.

     Net cash used in operating activities for the nine months ended September 30, 1999 was $1.4 million. The use of cash for operations in 1999 resulted primarily from a decrease in accounts payable partially offset by a decrease in accounts receivable.

     Net cash used in investing activities for the nine months ended September 30, 1999 was $5.2 million, primarily as a result of the acquisitions of Sell, UBC and Buckeye ($4.1 million) and the purchase of equipment ($1.2 million).

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $9.9 million, primarily as a result of the issuance of additional shares of Common Stock ($4.1 million) and borrowings under the Revolving Credit ($16.3 million), offset by term loan repayments ($12.2 million).

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in this section and elsewhere in this report. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

     Some of the factors that might cause these differences include, but are not limited to, the following: the degree to which the Company is leveraged may effect its ability to obtain additional financing for future working capital, capital expenditures and acquisitions as well as limit its flexibility to adjust to changing market conditions; the Company's ability to resolve or deal with Manufacturer representation conflicts; the loss of Manufacturer representation due to conflicts; the Company's ability to successfully identify and integrate acquisition candidates; the Company's ability to obtain acquisition financing on acceptable terms; the Company's ability to integrate Richmont into its management and operations; seasonal fluctuations in revenue; competition and consolidation within the food brokerage industry; the ability of the Company and manufacturers and retailers and third party vendors with whom it does business to address the year 2000 issue; and other risks and uncertainties set forth in the Company's annual, quarterly and current reports and proxy statements.

YEAR 2000 COMPLIANCE

     The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems recognize the year 2000 as 1900 or not at all. The inability to recognize or properly respond to the year 2000 issue may cause information technology (IT) systems and non-IT systems to incorrectly process data, resulting in among other things, a temporary inability to process transactions or otherwise engage in normal business activities. Non-IT systems include climate control, copy machines, telephone systems and other comparable systems.

     The business depends largely upon the ability of customers, including grocery stores and mass merchandisers, to place orders through us for our manufacturer's products. Approximately eighty percent of all sales placed through Marketing Specialists are done so electronically. Upon receipt of orders, the Company processes and forwards these orders electronically to its manufacturers. This order management system only works efficiently if the Company's computer systems and those of the retailers and manufacturers function properly. Through this order management system, records are also maintained regarding the sales volume we place, which is necessary in determining our earned commissions.

     The Company has completed our assessment of both our IT and non-IT systems for potential exposure to problems associated with year 2000 issues. These assessment and evaluation efforts have included extensive testing of both IT and non-IT systems, discussions with third parties and participation in industry-wide committees dedicated to addressing year 2000 issues and other research.

     Primarily as a result of the implementation of upgrades of the order management system and the migration to PeopleSoft financial systems to take place in the fourth quarter of 1999, the Company believes that it has substantially reduced the potential exposure to operational disruptions resulting from year 2000 issues. Both the order management system and PeopleSoft are year 2000 compliant. PeopleSoft includes accounting and human resource applications. The conversion to PeopleSoft is part of the overall plan to integrate the financial operations of both Merkert and Richmont, not solely in response to year 2000 issues. Similarly, all of the costs incurred relating to the improvement of the order management system were incurred in connection with planned upgrading activities rather than in response to the results of a year 2000 compliance evaluation.

     The Company expects the order management system for operations acquired from Sell, UBC and Buckeye to be fully converted in November 1999. Replacements for personal computers, which were not year 2000 compliant, have recently been purchased at a cost of approximately $150,000. Following this upgrade and these installations, the Company believes all of the IT systems will be compliant.

     In addition to the IT systems, the Company is upgrading non-IT systems. Testing was conducted on the telephone systems in each office. Fourteen systems were found to be non-compliant. Each of these systems will be replaced with new systems by the end of the year at an approximate cost of $200,000. The Company has also engaged in communications with the property management companies of leased properties to assess their plans to ensure that all facilities will be year 2000 compliant. These communications will continue until assurances that these systems within our facilities will be fully operational in year 2000.

     Assuming the satisfactory operations of universal providers, such as utility and telephone companies, our assumed worst case will be the failure of the Company's manufacturers and retailers to remedy their own year 2000 issues. Although efforts have been initiated to communicate with these parties regarding their year 2000 compliance plans, the Company has not received written assurances that they have addressed and corrected all expected year 2000 problems that may have a material adverse effect on our operations. The Company has also been testing and evaluating its own IT systems, including the order management system, which included some of our key manufacturers and retailers. All test orders have been completed successfully. The Company will continue this testing in an effort to gain assurances that these third party systems, particularly those related to electronic order management, will be operational.

     The Company has not completed a comprehensive written contingency plan in the event that it has not achieved year 2000 compliance including the receipt of sufficient assurances from the manufacturers, retailers and third-party vendors that they are ready. The Company expects to have a plan completed by December 1, 1999. Our order management system currently includes the ability to fax orders, which some customers currently use. In preparation for the possibility that all or some orders may not be capable of being electronically transmitted, approximately 15 additional fax machines will be installed and trained personnel put in place to receive, process and transmit orders by fax. Future contingency plans will also include a plan to have employees personally pick up and deliver orders if necessary.

     Currently, the Company anticipates no delay in any planned projects as a result of year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to its Credit Facility. The interest on the Credit Facility is subject to fluctuations in the market. The Company does not believe the remaining market risk is material to the Company's condensed consolidated financial statements.

PART II: OTHER INFORMATION

Item 1:   Legal Proceedings

         (i) On August 25, 1999, the panel of arbitrators issued an award in the arbitration proceedings brought by the sellers of an acquired food brokerage business against Merkert Enterprises alleging the breach of covenants contained in the agreement with them and seeking acceleration of the payment of the deferred purchase price. Under the award, the sellers did not recover on their primary claim for acceleration, and the approximately $7.4 million held in escrow in case of an adverse outcome in arbitration has been released to the Company.

         (ii) Merkert Enterprises is currently the subject of an audit concerning its federal income tax returns for its fiscal years 1995, 1996 and 1997. The Company has negotiated an agreement with the IRS on this matter which will not have a material adverse effect on its financial condition or results of operations.

         (iii) On October 1, 1999, Monroe & Company, LLC filed suit against the Company seeking a $2.5 million fee as a result of the August 18, 1999 merger between the Company and Richmont Marketing Specialists Inc. The Company plans to vigorously defend against this action. Monroe & Company, LLC, together with certain affiliates, own in excess of five percent (5%) of the Company's stock.

Item 2: Changes in Securities and Use of Proceeds

          On August 18, 1999, the Company completed the merger with Richmont Marketing Specialists Inc. As part of the transaction, the Company issued 6,705,551 shares of the Company's common stock to five (5) former shareholders of Richmont Marketing Specialists Inc. in a transaction exempt from the registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1033, as amended. The Company relied on the exemption provided in Rule 506 based upon the factual representations received from the recipients of the shares. Immediately following the merger, the Company also amended its certificate of incorporation to change the corporate name to "Marketing Specialists Corporation."

Item 3: Defaults Upon Senior Securities

          None.

Item 4: Submission of Matters to a Vote of Security Holders

At a Special Meeting in lieu of an Annual Meeting of Stockholders held August 18, 1999, shares were voted on the following matter (number of shares rounded to nearest full share):

1. Approval of the Agreement and Plan of Merger dated April 28, 1999 among the Company, Richmont Marketing Specialists and the stockholders of Richmont Marketing Specialists.


                   For             Against           Abstentions        Broker Non-votes
                   ---             -------           -----------        ----------------

                 5,046,0943         114,463              15,898                915,986

2. Approval of Amendment of the Second Amended and Restated Certificate of Incorporation to change the structure and classification of the Board of Directors so that, following the merger, the Company would have a nine member Board of Directors classified into three classes with staggered three-year terms.


                   For             Against           Abstentions        Broker Non-votes
                   ---             -------           -----------        ----------------

                  3,386,529       1,775,491              15,284                915,986

3. Approval of Amendment of the Second Amended and Restated Certificate of Incorporation to change the corporate name.


                   For             Against           Abstentions        Broker Non-votes
                   ---             -------           -----------        ----------------

                  5,074,531          84,196              19,681                914,883


4. Approval of Amendment to the Company's Amended and Restated 1998 Stock Option and Incentive Plan.


                   For             Against           Abstentions        Broker Non-votes
                   ---             -------           -----------        ----------------

                  4,183,038         387,548             606,719                915,986

5.     Election of Directors


                 Nominee                      For                   Withheld
                 -------                      ---                   --------

           Gerald R. Leonard                6,058,214               35,078
           James A. Schlindwein             6,052,067               41,225

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 Certificate of Merger dated August 18, 1999: incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 2, 1999.

         4.2 Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation dated August 18, 1999, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated September 2, 1999.

         4.3 First Supplemental Indenture dated as of August 18, 1999 among the Company, Merkert American Co., Inc., United Brokerage Company, Buckeye Sales & Marketing, Inc., Marketing Specialists Sales Company, Bromar, Inc., Brokerage Services, Inc., Atlas Marketing Company, Inc., Meatmaster Brokerage, Inc. and Chase Bank of Texas, National Association.

         10.1 Amended and Restated Credit Agreement among the Company, Certain Lenders and First Union National Bank, as Agent for the Lenders dated August 18, 1999, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 2, 1999.

         10.2 Amendment No. 1 to the Amended and Restated Credit Agreement dated September 24, 1999 among the Company, the Lenders under the Credit Agreement and First Union National Bank.

         10.3 Form of Security Agreement, incorporated by reference to Exhibit
         10.30 to the Company's Registration Statement on Form S-1 (No. 333-53419). In connection with the execution of the Amended and Restated Credit Agreement, the following companies executed a Security Agreement in substantially this form: Marketing Specialists Corporation, Merkert American Co., Inc., Buckeye Sales & Marketing Specialists Corporation, Merkert American Co., Inc., Buckeye Sales & Marketing, Inc., United Brokerage Company, Marketing Specialists Sales Company, Atlas Marketing Company, Inc., Bromar, Inc., Brokerage Services, Inc. and Meatmaster Brokerage, Inc.

         10.4 Form of Pledge Agreement, incorporated by reference to Exhibit
         10.31 to the Company's Registration Statement on Form S-1 (No. 333-53419). In connection with the execution of the Amended and Restated Credit Agreement, the following companies executed a Pledge Agreement in substantially this form: Marketing Specialists Corporation, Merkert American Co., Inc., Buckeye Sales & Marketing, Inc., United Brokerage Company, Marketing Specialists Sales Company, Atlas Marketing Company, Inc., Bromar, Inc., Brokerage Services, Inc. and Meatmaster Brokerage, Inc.

         10.5 Form of Guaranty Agreement, incorporated by reference to Exhibit
         10.32 to the Company's Registration Statement on Form S-1 (No. 333-53419). In connection with the execution of the Amended and Restated Credit Agreement, the following companies executed a Guaranty Agreement in substantially this form: Merkert American Co., Inc., Buckeye Sales & Marketing, Inc., United Brokerage Company, Marketing Specialists Sales Company, Atlas Marketing Company, Inc., Bromar, Inc., Brokerage Services, Inc. and Meatmaster Brokerage, Inc.

         10.6 First Amendment to Amended and Restated Merkert American Corporation 1998 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated September 2, 1999.

         10.7 Registration Rights Agreement dated as of August 18, 1999 by and among the Company and the former stockholders of Richmont Marketing Specialists Inc.

         10.8 Registration Rights Agreement dated as of August 18, 1999 by and among the Company, Gerald R. Leonard, Monroe & Company, LLC, JLM Management, LLC, Robert Doehler, Joseph T. Casey, Edward P. Grace, III, James Philopkosky, Sandra Monroe, Sean P. Spaulding and Jo-Anne Collins.

         10.9 Post-Merger Voting Agreement dated as of August 18, 1999 by and among MS Acquisition Limited, Ronald D. Pedersen, Bruce A. Butler, Gary
         R. Guffey, Jeffery A. Watt, Monroe & Company, LLC and JLM Management Company, LLC.

         10.10 Advisory Agreement dated as of August 18, 1999 by and among the Company, Monroe & Company, LLC and Richmont Capital Partners I, L.P.

         27.1 Financial Data Schedule (filed herewith)

         99.1 Press release dated November 11, 1999 relating to the Company's third quarter earnings.

(b)      Reports on Form 8-K

         (i) Current Report on Form 8-K, dated August 9, 1999, relating to the announcement of the Company's second quarter earnings, filed with the Securities and Exchange Commission on August 9, 1999.

         (ii) Current Report on Form 8-K, dated August 16, 1999, relating to the agreement with First Union National Bank to amend the Company's Credit Facility, filed with the Securities and Exchange Commission on August 16, 1999.

         (iii) Current Report on Form 8-K, dated August 18, 1999, relating to the merger of Richmont Marketing Specialists, Inc. with and into Merkert American Corporation, filed with the Securities and Exchange Commission on September 2, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Marketing Specialists Corporation
                                 --------------------------------------------
                                                 (Registrant)


                                 /s/ Timothy Byrd
                                 --------------------------------------------
                                 Timothy Byrd
                                 Chief Financial Officer


                                 /s/ Jay DiNucci
                                 --------------------------------------------
                                 Jay DiNucci
                                 Corporate Controller

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

     4.1 Certificate of Merger dated August 18, 1999, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 2, 1999.

     4.2          Certificate of Amendment to the Company's Second Amended and
                  Restated Certificate of Incorporation dated August 18, 1999, incorporated by reference to Exhibit 4.2 of the Company's
                  Current Report on Form 8-K dated September 2, 1999.

     4.3 First Supplemental Indenture dated as of August 18, 1999 among the Company, Merkert American Co., Inc., United Brokerage
                  Company, Buckeye Sales & Marketing, Inc., Marketing
                  Specialists Sales Company, Bromar, Inc., Brokerage Services,
                  Inc., Atlas Marketing Company, Inc., Meatmaster Brokerage,
                  Inc. and Chase Bank of Texas, National Association.

     10.1         Amended and Restated Credit Agreement among the Company,
                  Certain Lenders and First Union National Bank, as Agent for the Lenders dated August 18, 1999, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 2, 1999.

     10.2         Amendment No. 1 to Amended and Restated Credit Agreement dated
                  September 24, 1999 among the Company, the Lenders under the Credit Agreement and First Union National Bank.

     10.3         Form of Security Agreement, incorporated by reference to
                  Exhibit 10.30 to the Company's Registration Statement on Form
                  S-1 (No. 333-53419). In connection with the execution of the Amended and Restated Credit Agreement, the following companies executed a Security Agreement in substantially this form:
                  Marketing Specialists Corporation, Merkert American Co., Inc.,
                  Buckeye Sales & Marketing Specialists Corporation, Merkert
                  American Co., Inc., Buckeye Sales & Marketing, Inc., United
                  Brokerage Company, Marketing Specialists Sales Company, Atlas
                  Marketing Company, Inc., Bromar, Inc., Brokerage Services,
                  Inc. and Meatmaster Brokerage, Inc.


     10.4         Form of Pledge Agreement, incorporated by reference to Exhibit
                  10.31 to the Company's Registration Statement on Form S-1 (No.
                  333-53419). In connection with the execution of the Amended and Restated Credit Agreement, the following companies executed a Pledge Agreement in substantially this form:
                  Marketing Specialists Corporation, Merkert American Co., Inc.,
                  Buckeye Sales & Marketing, Inc., United Brokerage Company,
                  Marketing Specialists Sales Company, Atlas Marketing Company,
                  Inc., Bromar, Inc., Brokerage Services, Inc. and Meatmaster
                  Brokerage, Inc.

     10.5         Form of Guaranty Agreement, incorporated by reference to
                  Exhibit 10.32 to the Company's Registration Statement on Form
                  S-1 (No. 333-53419). In connection with the execution of the Amended and Restated Credit Agreement, the following companies executed a Guaranty Agreement in substantially this form:
                  Merkert American Co., Inc., Buckeye Sales & Marketing, Inc.,
                  United Brokerage Company, Marketing Specialists Sales Company,
                  Atlas Marketing Company, Inc., Bromar, Inc.., Brokerage
                  Services, Inc. and Meatmaster Brokerage, Inc.

     10.6         First Amendment to Amended and Restated Merkert American
                  Corporation 1998 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated September 2, 1999.

     10.7 Registration Rights Agreement dated as of August 18, 1999 by and among the Company and the former stockholders of Richmont
                  Marketing Specialists Inc.

     10.8 Registration Rights Agreement dated as of August 18, 1999 by and among the Company, Gerald R. Leonard, Monroe & Company,
                  LLC, JLM Management, LLC, Robert Doehler, Joseph T. Casey,
                  Edward P. Grace, III, James Philopkosky, Sandra Monroe, Sean
                  P. Spaulding and Jo-Anne Collins.

     10.9 Post-Merger Voting Agreement dated as of August 18, 1999 by and among MS Acquisition Limited, Ronald D. Pedersen, Bruce A.
                  Butler, Gary R. Guffey, Jeffery A. Watt, Monroe & Company, LLC and JLM Management Company, LLC.

     10.10 Advisory Agreement dated as of August 18, 1999 by and among the Company, Monroe & Company, LLC and Richmont Capital
                  Partners I, L.P.

     27.1         Financial Data Schedule (filed herewith)

     99.1 Press release dated November 11, 1999 relating to the Company's third quarter earnings.

(b)      Reports on Form 8-K

         (i) Current Report on Form 8-K, dated August 16, 1999, relating to the agreement with First Union National Bank to amend the Company's Credit Facility, filed with the Securities and Exchange Commission on August 16, 1999.

         (ii) Current Report on Form 8-K, dated August 18, 1999, relating to the merger of Richmont Marketing Specialists, Inc. with and into Merkert American Corporation, filed with the Securities and Exchange Commission on September 2, 1999.