Form 10-Q/A
period 1999-09-30
MARKETING SPECIALISTS CORP
filed 2000-04-14
CIK 1062184

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24667

                        MARKETING SPECIALISTS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                            04-3411833
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                       17855 N. DALLAS PARKWAY, SUITE 200
                               DALLAS, TEXAS 75287
              (Address and zip code of principal executive offices)

               Registrant's telephone number, including area code:
                                 (972) 349-6200

               ---------------------------------------------------

                          Merkert American Corporation
                               490 Turnpike Street
                           Canton, Massachusetts 02021
                            (Former name and address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock and Restricted Common Stock outstanding as of November 6, 1999 was 13,838,144 and 335,700, respectively.

     This Amendment No. 1 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999 (the "Form 10-Q"), of Marketing Specialists Corporation.

     The following paragraphs are hereby added to Note 5 to the Marketing Specialists Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements contained in Item 1 of the Form 10-Q:

Senior Subordinated Notes

     In December 1997, concurrently with the sale by Richmont of $100 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Issued Notes'), Richmont entered into an Exchange and Registration Rights Agreement with the initial purchaser of the notes. Under the terms of that agreement, Richmont agreed to file a registration statement regarding the exchange of the Issued Notes for new notes registered under the Securities Act of 1933, and to offer the holders of the Issued Notes an opportunity to exchange their unregistered notes for registered notes.

     On June 21, 1999, Richmont filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register $100 million of new notes (the "Notes"). Subsequently, Richmont completed an exchange of the Issued Notes for the Notes. The Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights. The Company assumed this outstanding indebtedness in connection with the merger with Richmont.

     The Notes are unsecured and will be subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by certain guarantor wholly-owned subsidiaries of the Company as defined in the Registration Statement, which comprise substantially all the direct and indirect subsidiaries of the Company. The Company is a holding company with no assets or operations other than its interests in its subsidiaries. Separate financials and other disclosures for such subsidiaries have not been presented due to management's determination that such information is not material to investors.

     Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Notes is payable on December 15, 2007, the maturity date. Except as described below, the Company may not redeem the Notes prior to December 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the following redemption prices: 2002-105.063%; 2003 - 103.375%; 2004 - 101.688%; 2005 or thereafter -
100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the merger with Richmont), each holder of the Notes will have the right to require the Company to make an offer to repurchase such holder's notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

     The Notes subject the Company to certain limitations and restrictions primarily related to obtaining additional indebtedness, payment of dividends, and sales of assets and subsidiary stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MARKETING SPECIALISTS CORPORATION


                                By:      /s/  Jay DiNuccci
                                     -------------------------------------------
                                     Jay DiNucci, Vice President and Controller

Date: April  13, 2000