Form 10-K405
period 1999-12-31
MARKETING SPECIALISTS CORP
filed 2000-04-14
CIK 1062184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-24667
                       MARKETING SPECIALISTS CORPORATION
                      (F/K/A MERKERT AMERICAN CORPORATION)
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      04-3411833
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

                       17855 N. DALLAS PARKWAY, SUITE 200
                              DALLAS, TEXAS 75287
                                 (972) 349-6200
          (Address, including zip code and telephone number, including area code of Registrant's principal executive office)
                             ---------------------

                            FORMER NAME AND ADDRESS
                          MERKERT AMERICAN CORPORATION
                              490 TURNPIKE STREET
                          CANTON, MASSACHUSETTS 02021
                             ---------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 30, 2000, based on the closing price of the Common Stock as registered by the Nasdaq National Market on such date, was approximately $8,099,000.

     The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of March 30, 2000 was 19,455,135 and 335,700, respectively.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MARKETING SPECIALISTS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.    Business....................................................     1
Item 2.    Properties..................................................    12
Item 3.    Legal and Administrative Proceedings........................    13
Item 4.    Submission of Matters to a Vote of Security Holders.........    14

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    14
Item 6.    Selected Consolidated Financial Data........................    15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    16
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................    25
Item 8.    Financial Statements and Supplementary Data.................    25
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    25

                                   PART III

Item 10.   Directors and Executive Officers of the Company.............    25
Item 11.   Executive Compensation......................................    28
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    32
Item 13.   Certain Relationships and Related Transactions..............    34

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    36
Signatures.............................................................    37
Item 14A.  Index to Consolidated Financial Statements and Consolidated
             Financial Statement Schedule..............................   F-1

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Item 1. "Business -- Industry Overview" and "-- Risk Factors", Item 2. "Properties", Item 3. "Legal Proceedings and Administrative Matters", Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters", and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of various factors, including risk factors set forth below under "Risk Factors". This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Marketing Specialists Corporation (formerly Merkert American Corporation, the "Company", "we", "us" or "our") was incorporated on March 4, 1998, in order to create a leading food brokerage firm providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with retailers, wholesalers, mass merchandisers, supercenters, membership warehouses, drug stores and specialty food outlets ("Retailers"). The Company's principal source of revenue is commissions that it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected Retailers. The Company represents more than 2,300 Manufacturers and more than 190,000 food and non-food stock-keeping units ("SKUs"), and has business relationships with key Retailers throughout the United States.

     On December 18, 1998, the Company consummated its Initial Public Offering of 4,400,000 shares of Common Stock (herein so called) at an offering price of $15.00 per share (the "Offering"). Simultaneously with the Offering, the Company purchased in separate transactions (collectively, the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert") and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). As a result, each of Merkert and Rogers became a wholly-owned subsidiary of the Company. Prior to December 18, 1998, the Company conducted operations only in connection with the Combination and the Offering. Effective March 31, 1999, the Company merged its several operating subsidiaries into one wholly owned subsidiary. References to the Company after the Combination also include its wholly-owned subsidiaries.

BUSINESS COMBINATIONS

     During 1999, the Company completed five acquisitions, adding coverage in new geographical markets and expanding representation of Manufacturers' product offerings within existing markets. The Company's strategic acquisition plan included the selection, acquisition, and management of businesses in various brokerage markets, including retail food, food service, and private label markets.

     Sell. In January 1999, the Company acquired Sell, Inc. d/b/a The Sell Group-Cincinnati ("Sell"), a brokerage firm operating in the Midwest region of the United States. The Company completed the acquisition of Sell for an aggregate discounted purchase price of approximately $8.5 million, which included approximately $3.1 million in cash payments, $3.8 million in new debt, and $1.6 million in assumed debt.

     UBC. In April 1999, the Company acquired United Brokerage Company d/b/a The Sell Group-Grand Rapids ("UBC"), a brokerage firm operating in the Midwest region of the United States. The Company acquired UBC for an aggregate discounted purchase price of approximately $6.6 million, which included approximately $0.9 million in cash payments, $3.3 million in new debt, and $2.4 million in assumed debt.

     Buckeye. In July 1999, the Company acquired Buckeye Sales and Marketing d/b/a The Sell Group-Cleveland ("Buckeye"), a brokerage firm operating in the Cleveland, Ohio; Pittsburgh, Pennsylvania; and upstate New York markets. The Company acquired Buckeye for an aggregate discounted purchase price of approximately $5.0 million, which included approximately $0.1 million in cash payments, $3.4 million in new debt, and $1.5 million in assumed debt.

     Richmont. On August 18, 1999, the Company merged with Dallas, Texas-based Richmont Marketing Specialists Inc. ("Richmont"), one of the largest food brokers in the United States (the "Merger"). The Company completed the Merger for an aggregate discounted purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments, $170.0 million in assumed debt, and $63.4 million in Common Stock and options. Under the terms of the Merger, Richmont stockholders received 6,705,551 shares of Common Stock. The Company also granted certain Richmont stockholders and employees options to purchase 800,000 in additional shares of Common Stock at a price equal to $13.50 per share. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation".

     Prior to the Merger, Richmont pursued consolidation opportunities within the food brokerage industry. Richmont's strategy was to complete acquisitions in areas where it did not currently operate to better service its Manufacturers and Retailers. Since the beginning of 1997, Richmont acquired, among others, Tower Marketing, Inc. ("Tower") and Atlas Marketing Company, Inc. ("Atlas"), for total consideration of approximately $14.4 million and $45.7 million, respectively. Tower served Manufacturers and Retailers primarily in Texas. Atlas was based in Charlotte, North Carolina, and served Manufacturers and Retailers primarily in the Southeast and mid-Atlantic regions of the United States. In April 1999, Richmont acquired Timmons-Sheehan, Inc. d/b/a The Sell Group -- Minneapolis ("Timmons-Sheehan") for an aggregate purchase price of approximately $3.7 million, which included approximately $1.7 million in cash payments and $2.0 million in new and assumed debt. Prior to the acquisition, Timmons-Sheehan served Manufacturers and Retailers in Minnesota, Wisconsin, Iowa, the Dakotas, and Nebraska.

     Inman. In October 1999, the Company acquired Paul Inman Associates, Inc. ("Inman"), a brokerage firm operating in the Midwest region of the United States. The Company completed the acquisition of Inman for an aggregate discounted purchase price of approximately $14.0 million, which included approximately $9.8 million in cash payments, $1.0 million in new debt, and $3.2 million in assumed debt.

     Johnson-Lieber. On January 27, 2000, the Company acquired substantially all of the assets of Johnson-Lieber, Inc. ("Johnson-Lieber"), a brokerage firm operating in the Seattle, Washington; Spokane, Washington; Portland, Oregon; Billings, Montana; and Anchorage, Alaska markets. The Company acquired Johnson-Lieber for an aggregate discounted purchase price of approximately $12.2 million, which included approximately $3.0 million in cash payments and $9.2 million in subordinated notes and assumed debt.

     Sales Force. On March 2, 2000, the Company entered into a definitive agreement to acquire The Sales Force Companies ("Sales Force"), a brokerage firm operating in the Central region of the United States. The estimated aggregate discounted purchase price for the acquisition of Sales Force, which is scheduled to close in April 2000, is approximately $21.8 million in cash, subordinated notes and assumed debt.

     As of December 31, 1999, the Company had 74 offices servicing Retailers throughout the United States. In 1999, the Company had pro forma combined revenues of approximately $423.6 million and pro forma combined net loss of approximately $(23.4) million (giving effect to the Merger only), exclusive of the estimated effects of the integration activities and the elimination of certain nonrecurring charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INDUSTRY OVERVIEW

     Food brokers are third-party companies that offer sales, marketing, merchandising and order management services to Manufacturers and Retailers. Food brokers are generally paid by Manufacturers on a percentage of product sales made to Retailers. Sales of Manufacturers' products are primarily made through grocery stores operated by Retailers. Manufacturers use food brokers as an alternative to a direct sales force and rely on food brokers to provide local market penetration, integrated brand and category management and access to local merchandising data. The services provided by food brokers enable Retailers to more efficiently source products from multiple Manufacturers, reduce in-store personnel and benefit from food brokers' merchandising and promotional expertise and knowledge of local market conditions.

     Over the past ten years, the entire food distribution chain, including Manufacturers, Retailers and food brokers, has been consolidating. Many companies in the food brokerage industry, including the Company, have participated in the trend toward consolidation by acquiring other food brokerage businesses. The Company believes that the consolidation of food brokers is primarily driven by the attempt of Manufacturers and Retailers to manage their businesses more efficiently and effectively by reducing the number of food brokers with which they must interact within a given region. The Company believes that consolidation within the food brokerage industry is being driven additionally in part, by the consolidation of Retailers and Manufacturers and the increasing demand for the application of more sophisticated information technology on the part of food brokers. Retail food brokers represent approximately 3,200 Manufacturers that sell to approximately 128,000 retail outlets, including chain and independent supermarkets, convenience stores, wholesale clubs and other outlets and more than 700 wholesalers nationwide. The industry includes the following three types of food brokers:

     Retail Food Brokers. Manufacturers of branded food and non-food products use retail food brokers as a cost effective alternative to a direct sales force. They rely on retail food brokers to provide local market penetration, integrated brand and category-management and access to local merchandising data. Retail food brokers provide a full array of these services and generally earn commissions of approximately 3% of the Manufacturer's net sales to Retailers. Retail food brokers typically perform two types of services on behalf of
Manufacturers: headquarter functions and retail store functions.

     Headquarters functions include services provided at the headquarters level to both Manufacturers and Retailers. At this level, retail food brokers conduct business development activities, on behalf of Manufacturers, including sales calls and new product introductions to Retailers. Retail food brokers also assist Manufacturers in developing, reviewing and executing annual marketing plans. Other headquarters services include order management, supervision of shelf space management, coordination of Manufacturers' promotional spending, and assistance with the resolution of billing issues between Manufacturers and Retailers. Additionally, retail food brokers assist Retailers at the headquarters level by gathering and analyzing demographic, consumer and store sales information.

     Retail store functions include all of the services and activities necessary at the store level for the execution of the Manufacturers' sales plans. These sales plans are executed by retail food brokers through merchandising, shelf and display management, new store set-ups, implementation of promotional plans, and placement of point-of-sale coupons, signs and other promotional information. Retail food brokers also assist Retailers with coupon and advertising programs, quality assurance and technical training, primarily in relation to prepared food. In addition, retail food brokers collect and analyze retail sales data which they use to assist Retailers and Manufacturers in maximizing sales.

     Private Label Food Brokers. Private label food brokers work with Manufacturers to develop and manage private label programs on behalf of Retailers. These programs supply products to Retailers which are labelled with a Retailer's own brand. A food broker's responsibilities in connection with a private label program may include procurement, inventory management and in-store delivery of private label products.

     Food Service. Food service providers include operators of restaurants, school and hospital cafeterias and other similar institutional establishments. The food service business also includes prepared meals sold at convenience stores. Food brokers sell Manufacturers' products to food service providers through a number of means, including headquarters sales calls and the representation of Manufacturers' products at trade shows.

COMPANY STRATEGY

     The Company's objective is to be a leading national provider of outsourced sales, merchandising and marketing services to Manufacturers, Retailers and food service providers throughout the United States. To achieve this objective, the Company seeks to increase its representation of existing Manufacturers' product lines in new geographic markets and non-grocery trade channels, including mass merchandisers, food service providers, membership warehouses, drug stores and convenience stores.

     The Company seeks to utilize its marketing expertise and information technology to develop and implement targeted consumer sales promotions for its Manufacturers' products. The Company also plans to continue to deploy category analysts who use local sales data to assist Retailers with shelf schematics, category layouts and total store space management.

     The Company intends to implement its overall strategy through the following measures:

     Increase Customer Coverage. The Company believes that the number of Retailers who capture the majority of the supermarket sales should continue to decline due to consolidation in the industry. By positioning itself as a leader in North America, the Company believes it will be able to both maintain current Retailer relationships and expand its Retailer base as a result of future Retailer consolidations. The Company is also seeking to enhance its Retailer base through its Channel Marketing division by further developing relationships with mass merchandisers and membership warehouses.

     Develop Manufacturer Relationships and Expansion Strategy. The Company believes that its base of Manufacturer relationships will continue to increase, both through expansion of existing relationships and by attracting new Manufacturers that recognize the Company's ability to provide a wide range of marketing services on both a broad geographic and a local basis at a cost lower than Manufacturers would be able to attain with their own sales forces. The Company continues to seek expanding penetration of its existing Manufacturers' product lines into new geographic markets and non-grocery trade channels, including mass merchandisers, membership warehouses, drug stores and convenience stores.

     Hybrid Services. The Company typically provides Retailers with a full range of account, retail, marketing and order management services for which it receives commissions from Manufacturers based on a percentage of product sales made to Retailers. The Company also has "hybrid" agreements, generally with Manufacturers that did not previously use a food broker's services, under which the Company provides only specified retail services for fees based on the services provided. The Company believes that such Manufacturers are moving toward outsourcing retail services at the store level in order to eliminate the significant expense associated with the maintenance of their own in-store retail representatives. The Company anticipates that it is well-positioned to take advantage of this trend due to its broad geographic coverage and knowledge of local markets. Although hybrid agreements currently do not represent a significant portion of the Company's revenue, the Company believes that hybrid agreements will, in the future, generate substantial revenue and operating profits and may attract new Manufacturers, who may later expand their use of the Company's services.

     Achieve Cost Savings. During its expansion phase, the Company plans to reduce its operating overhead at acquired companies through the elimination of duplicative personnel, operating expenses and facilities. The Company intends to continue its plan of aggregation of various management, sales and order entry functions to benefit from economies of scale.

SERVICES AND OPERATIONS

     The Company has traditionally provided Manufacturers with a full array of sales, marketing and administrative services and has been paid a commission by Manufacturers. In certain cases, the Company has entered into "hybrid" arrangements with Manufacturers under which the Company provides less than full geographic coverage and services. Commissions from full and hybrid services represented approximately 80% of the Company's revenues for the period ended December 31, 1999. The functions and services provided by the Company are described below:

     Full Services. The Company currently provides full brokerage services to most of the Manufacturers that it represents. These Manufacturers generally pay the Company a commission of approximately 3% of the Manufacturer's net sales to Retailers. In general, our business managers service Manufacturers under these arrangements. Our managers, customer service personnel and support staff utilize information collected and developed by the Company to assist Manufacturers in devising strategic sales plans and achieving merchandising goals. In addition, the Company uses retail information to develop customized marketing strategies. These strategies include a determination of the optimum mix of current and new products to be offered and the type of promotions needed to increase revenues and profitability.

     The Company also handles both order and certain billing management services for Manufacturers. The Company's order management system enables it to perform all major functions relating to orders for goods from Retailers to Manufacturers.

     The Company's category management analysts and shelf space management analysts link the Company, its business managers and Manufacturer teams with Retailer teams. These Retailer teams are comprised of headquarters account managers and retail merchandisers. These analysts develop information from retail data collected by the Company's Retailer teams and by outside sources, including A.C. Nielson Corp. and Information Resources, Inc. Business managers use this information in developing strategies with Manufacturers. The Retailer teams use this knowledge, as well as store-specific sales and demographic information provided by the analysts, to implement sales and merchandising strategies at the local store level.

     Headquarters account managers help execute sales plans developed by business managers and Manufacturers. The Company's retail merchandisers develop relationships with store managers and in-store category managers and assist headquarters account managers in executing sales plans for Manufacturers' products. The Company's retail merchandisers execute sales plans at the store level by providing shelf and display management, new store set-ups, stocking of new items and placement of point-of-sale coupons and signs.

     Hybrid Services. In response to increasing demand from certain Manufacturers who outsource only a portion of their retail services functions, the Company instituted the use of "hybrid" agreements. Under these agreements, the Company provides only the limited services, geographic coverage and/or Retailer coverage specified by the agreement. Providing retail-only services is a common hybrid arrangement. Retail-only services primarily include initial retail shelf set-ups and subsequent store shelf space management. These services generally provide for compensation equivalent to a commission of approximately 1% of the value of product sales to the Retailer.

     Private Label. The Company's private label division develops, procures, and manages inventory of private label products, including frozen fruits and vegetables and other products on behalf of certain Retailers. The Company's private label division accounted for approximately 14% of the Company's revenues during 1999.

     Store Supplies. The Company's store supplies division operates as a distributor for Monarch Marking Systems, Inc., selling price marking equipment, labels and other related store supplies to Retailers in New England and metropolitan New York City. In addition, the Company sells a bio-degreaser product to Retailers' supermarket meat and bakery departments, restaurants and other food service customers directly and through local distributors. The Company's store supplies division accounted for approximately 1% of the Company's revenues during 1999.

     Channel Marketing. The Company has developed its channel marketing division in response to the rapidly growing trend of non-grocery outlets, particularly mass merchandisers, supercenters, membership warehouses, drug stores and specialty food outlets. This division's primary focus is to support Retailers to ensure Manufacturers' products are available to the consumers at the point of purchase. Scan data is utilized to identify retail problems, which are then communicated to the Company's field merchandisers for correction. In addition, store specific consumer demographics information is also utilized to support targeted merchandis-ing programs. The Company's channel marketing division presently accounts for approximately 5% of the Company's revenues.

SEASONALITY

     The Company has experienced and expects to continue to experience fluctuations in quarterly revenues and operating results as a result of seasonal patterns. The revenues of the Company have been stronger in the third and fourth calendar quarters as a result of historically strong sales associated with consumer consumption during the holiday season and weaker in the first calendar quarter following such season. Results of operations for any particular quarter therefore are not necessarily indicative of the results of operations for any future period. Future seasonal and quarterly fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

MANAGEMENT INFORMATION SYSTEMS

     The application of information technology has become an increasingly important service in the food brokerage industry. The Company has followed this trend by investing in information technology.

     Electronic Data Interchange. The Electronic Data Interchange ("EDI") was developed to streamline order communications between food brokers, Manufacturers and Retailers. Orders sent by EDI are transmitted on-line from Retailers to the Company and entered automatically into the Company's order databases. Orders are reviewed by the Company to verify that quantities, product codes, pricing, pack sizes and promotions have been correctly submitted. The Company then places orders with certain Manufacturers via EDI. By reducing manual effort, the system curtails order input errors, expedites order processing and reduces the number of personnel required to fulfill this function. Currently, a majority of all of the Company's Manufacturers utilize EDI, including 80% of the Company's major Manufacturers.

     Network and Web Technology. The Company uses a wide area network to provide on-line information to Manufacturers and Retailers. The Company utilizes the Internet and dedicated extranets to disseminate information and communicate with Manufacturers in a highly secure manner. The Company currently has twenty-three extranets with twelve additional extranets in development with Manufacturers. Retailers and Manufacturers using the Company's on-line service may access marketing, sales and other information related to their products and operations. The Company's intranet has become a major tool in communicating with its employees by allowing the Company to provide its employees with policies and procedures, human resource forms, and other valuable information. The Company's Internet site located at www.mssc.com allows the Company to market its services to potential Manufacturers and Retailers.

     Retail Information. The Company utilizes an advanced retail reporting system called RW3 Enterprise to provide Manufacturers with current in-store data regarding their products. Retail representatives record in-store merchandising conditions, including product placement and pricing information, using small, hand-held computers. This information is downloaded to the Company's retail reporting system. The system allows both the Company and its Manufacturers to easily access store-level information.

     PeopleSoft. The Company utilizes a software application commonly referred to as "PeopleSoft". PeopleSoft is used for financial systems including treasury, accounts payable, accounts receivable, budget, general ledger, as well as human resources and payroll. PeopleSoft allows the Company to keep sales, expense and related data in one location. All of the other systems installed at the Company use PeopleSoft as a base for all data. Since the consummation of the Merger, the Company has benefited from its use of PeopleSoft in connection with the Company's acquisition of other entities and integration of the acquired entities' finance, human resources and payroll departments. The flexibility of the software allows the systems of the acquired companies to be more easily converted to the Company's systems.

COMPETITION

     The food brokerage market is large and fragmented, with many small brokers serving numerous local markets and a few large brokers serving multiple regions in the United States. The Company competes with other food brokers for product lines of Manufacturers and Retailers. Competition is based primarily on breadth of geographic coverage and the level of services provided.

     The entire food distribution chain, including Manufacturers, Retailers and food brokers, has been consolidating over the past ten years. As the market becomes more concentrated in terms of the total number of Manufacturer and Retailer accounts served by food brokers, the Company believes large brokers that can provide a full array of services to leading Manufacturers and Retailers across geographic markets have a competitive advantage. Accordingly, the Company expects that Manufacturers and Retailers will favor large regional and national food brokers having the resources to invest in the personnel and technology necessary to operate in an increasingly sophisticated and complex environment, while continuing to provide the local market focus required by Manufacturers and Retailers.

     The Company is one of the leading food brokers in the United States, with operations across the country. The Company competes with other national and multi-regional food brokers, including Advantage Sales, Crossmark and Acosta Sales Co., Inc. In addition, the Company competes with third-party merchandising companies, such as PIA Merchandising Services, Inc. and others for retail services only.

EMPLOYEES

     The Company has approximately 6,000 employees, including approximately 4,680 full-time employees and 1,320 part-time employees. None of the Company's employees are union members, and the Company and its employees have not entered into any collective bargaining agreements. The Company has not experienced any work stoppages or strikes. The Company believes that it has good relations with its employees.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company operates in two principal business segments: Food Brokerage and Private Label, principally in the United States. See Note 15 of the Company's Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

     The Company files annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documentation the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. SEC filings are also available to the public at the SEC's web site at http://www.sec.gov.

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

SUBSTANTIAL LEVERAGE

     The Company has and will continue to have a significant amount of indebtedness. The degree to which the Company is leveraged could have significant consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest and principal on its indebtedness, thereby reducing funds available to the Company for other purposes; (iii) the agreements governing the Initial Credit Facility, the Amended Term Loan and the New Revolver (each as defined below) contain certain restrictive financial and operating covenants which may impact the Company's operations and ability to meet its obligations; and (iv) the Company's degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

  Consent Solicitation

     The Company recently refinanced and increased its existing senior credit facilities from $68.0 million to $85.0 million. Since the Company's Indenture relating to its 10 1/8% Senior Subordinated Notes due 2007 (the "Notes") restricted the Company's ability to incur bank indebtedness in excess of $25.0 million, the Company had to solicit and obtain the consent of holders representing at least 51% of the Notes to the refinancing. On March 28, 2000, the Company distributed consent solicitation statements to all of the holders of the Notes for the purpose of seeking the required consent to the increase in bank debt and certain other matters. As of March 30, 2000, the Company had received consents from holders representing 77% of the Notes. In exchange for the consent to the refinancing and other proposed amendments, the holders were paid a consent fee of $2.0 million in cash. The Company also paid a fee of $0.5 million to Chase Securities Inc. for its services as solicitation agent.

  Amended Term Loan

     In connection with the closing of the Combination and the Offering, the Company obtained a $75.0 million credit facility from First Union National Bank and First Union Capital Markets (as amended, the "Initial Credit Facility"). The Initial Credit Facility consisted of a five-year secured, fully amortizing $50.0 million term loan (the "Initial Term Loan") and a three-year, secured $25.0 million revolving line of credit (the "Initial Revolving Credit").

     On March 30, 2000, the Company became a party to a Second Amended and Restated Credit Agreement among the Company and First Union National Bank, as Agent, and the lenders named therein (the "Amended Term Loan"). Under the Amended Term Loan, the principal amount was reduced from $43.0 million to $35.0 million with no principal payments due until it matures in two years. The Company paid commitment and other fees of approximately $0.9 million in connection with obtaining the Amended Term Loan. The provisions of the Amended Term Loan are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

  New Revolver

     On March 30, 2000, the Company became a party to a Credit Agreement among the Company, certain of its subsidiaries, and The Chase Manhattan Bank, as Agent, and the lenders named therein (the "New Revolver"). The New Revolver consists of a two year, senior secured $50.0 million revolving line of credit. The Company paid commitment and other fees of approximately $0.6 million in connection with obtaining the New Revolver. Funds advanced under the New Revolver will be used by the Company to repay a portion of outstanding amounts under the Initial Credit Facility, to finance the Company's acquisition of Sales Force, to finance the Company's working capital and capital expenditure requirements in the ordinary course of business, and to pay fees and expenses relating to the closing of the New Revolver. The provisions of the New Revolver are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     As a result of the Initial Credit Facility, the Amended Term Loan and the New Revolver, the Company has indebtedness (approximately $60.0 million as of March 31, 2000) that is substantial in relation to its stockholders' equity, as well as interest and debt service requirements that are significant compared to its income and cash flows from operations. The Company also anticipates that it will incur approximately $2.4 million in other fees related to the consent solicitation, Amended Term Loan and New Revolver.

HISTORY OF OPERATING LOSSES

     Prior to and after the consummation of the Merger, the Company had a recent history of operating losses. The Company may continue to experience net losses or may have a greater working capital deficit in the future. If these occur, the Company may have an increased net loss per share and the market price of the common stock may decline as a result. The Company's ability to be profitable in the future will be dependent upon a number of factors, including:

     - the Company's ability to increase revenues by attracting and retaining national Manufacturers and Retailers;

     - the Company's ability to realize cost-savings by successfully integrating companies that are acquired; and

     - various other extraneous factors, including, without limitation, economic, financial and competitive conditions such as the consolidation occurring within the food distribution industry.

INTEGRATION OF ACQUISITIONS; RISKS RELATED TO GROWTH STRATEGY

     The Company expects to spend significantly less time and effort in identifying acquisition targets and to focus on completing and integrating prior and pending acquisitions. There can be no assurance that the Company will be able to successfully integrate recently acquired or additional companies into the Company without substantial costs, delays or other problems. The Company's inability to manage such acquired businesses profitably could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that the Company's growth strategy will be successful or that the Company will be able to generate cash flows sufficient to fund its operations and to support internal growth. The Company's inability to achieve internal earnings growth or otherwise execute its growth strategy could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Company Strategy".

RAPID GROWTH

     The Company has grown rapidly and has expanded its operations throughout the United States. The growth is primarily attributed to several large acquisitions the Company, or its predecessors, have completed since 1996. The Company's future operations and financial strength depend largely upon its ability to successfully manage its growing business. The Company makes no assurances that it will be able to successfully manage its rapid growth or that such growth will lead to profitability.

MANUFACTURER REPRESENTATION CONFLICTS

     The Company represents certain Manufacturers that do not allow the Company to market and sell their competitors' products in our assigned territories. Manufacturers can be highly subjective in their definition of a conflict and may contend that products with a varying degree of similarity are competing products. In addition, some Manufacturers object to the Company's representation of other Manufacturers that produce a similar product for sale even though such representation of the competing Manufacturer is for different geographic regions or trade channels. The Company is sensitive to potential conflicts and must exercise care in determining how to resolve conflicts and potential conflicts as new food broker businesses are acquired and as Manufacturers continue to grow, merge and expand into new product categories and geographic areas. The Merger has resulted, and may continue to result, in certain Manufacturer conflicts, particularly where the operations of the Company and Richmont overlap. The Company may be required, in order to resolve a conflict, to represent particular lines or products in lieu of others, and the Company may not select the lines of products that are ultimately the most successful. The inability of the Company to resolve or deal with Manufacturer representation conflicts or potential conflicts could have a material adverse effect on the Company's business, financial condition and results of operations.

MATERIALITY AND ACCOUNTING TREATMENT OF GOODWILL

     The Company's consolidated balance sheet as of December 31, 1999, includes an amount designated as "goodwill" that represents a material portion of the Company's assets. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require that goodwill and all other intangible assets be amortized over the period benefited. Management has determined the amortization periods for goodwill to range from 20 to 40 years. If management used a 40 year amortization period for goodwill or any other material intangible asset having an actual benefit period of less than 40 years, earnings reported in periods following the acquisition of such goodwill or intangible assets would be overstated. If the amortization period used by management is longer than the related benefit period, in later years the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. In addition, earnings in later years could also be significantly affected if management then determined that the remaining balance of goodwill was impaired. Management has concluded that the anticipated future cash flows associated with goodwill recognized in the Combination and the Merger will continue for approximately 40 years and has concluded that no material portion of the recorded goodwill will dissipate over a period shorter than 40 years.

     The Financial Accounting Standards Board (the "FASB") has undertaken a project to comprehensively reconsider the accounting standards for business combinations. In connection with this project, the FASB has tentatively proposed that the maximum useful life for goodwill arising from future transactions should not exceed 20 years. The Company is presently unable to determine when the proposed statement might become effective or what the final provisions of the statement might be.

SHORT TERM AGREEMENTS

     A majority of the Company's contracts with its Manufacturers have 30 day terms. As a result, the Manufacturers can transfer their business to another food broker upon short notice. While the Company has long-term relationships with many of the Manufacturers it represents, it could lose relationships with these Manufacturers due to consolidations within the industry or the Company's inability to meet sales and performance objectives.

DEPENDENCE ON KEY PERSONNEL

     The Company's business depends upon its retention of employees who maintain key relationships with its larger Retailers and Manufacturers. The loss of any of these employees to a competitor could have a significant adverse impact on the Company's business if major Manufacturers follow these employees and transfer business to the competitor. See "Item 10. Directors and Executive Officers of the Company" for the identification of certain of the Company's key employees.

VOTING CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

     As of March 31, 2000, an aggregate of approximately 85% of the Company's outstanding Common Stock is beneficially owned by its directors and executive officers and their affiliates. This percentage ownership does not give effect to the exercise of options to purchase 51,000 shares of Common Stock held by certain of these individuals, which, if exercised in whole or in part, will further concentrate ownership of the Common Stock. Such concentration of ownership, together, in some cases, with certain provisions of the Company's Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and certain sections of the Delaware General Corporation Law, may have the effect of delaying or preventing a "change in control" of the Company. See "Anti-Takeover Effect of Certificate of Incorporation, By-law Provisions and Delaware Law" and "Item 12. Security Ownership of Certain Beneficial Owners and Management".

     MS Acquisition Limited ("MS Acquisition") owns approximately 48.5% of the outstanding shares of Common Stock of the Company. As the Company's largest stockholder, MS Acquisition is likely to be able to maintain effective control of the Company, including the ability to elect a majority of the Board of Directors. The ownership by MS Acquisition of shares of Common Stock may discourage or prevent unsolicited mergers, acquisitions, tender offers, proxy contests or changes of incumbent management, even when stockholders other than MS Acquisition consider such a transaction or event to be in their best interest. Accordingly, holders of Common Stock may be deprived of an opportunity to sell their shares at a premium over the trading price of the shares.

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION, BY-LAW PROVISIONS AND DELAWARE LAW

     Certain provisions of the Company's Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, certain sections of the Delaware General Corporation Law and the ability of the Company's Board of Directors (the "Board of Directors") to issue shares of preferred stock and to establish the voting rights, preferences and other terms thereof may be deemed to have an anti-takeover effect. These provisions may discourage takeover attempts not first approved by the Board of Directors, including takeovers that certain stockholders may deem to be in their best interests. In addition, these provisions could delay or frustrate the removal of incumbent directors or the assumption of control by stockholders, even if such removal or assumption of control would be beneficial to stockholders. See "Item 10. Directors and Executive Officers of the Company".

YEAR 2000

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem in Year 2000 because these computer programs do not properly recognize the year. Although the Company experienced no significant Year 2000 issues in January 2000, no assurance can be given that Year 2000 compliance issues will not materialize and be resolved without disruption or that the Company will not incur significant additional expense in the future which could have a material adverse effect on the Company. In addition, we cannot assure you that Retailers, Manufacturers, third parties and others outside of the Company's control will not suffer from Year 2000 issues in the future. Such entities' failure to be Year 2000 compliant could result in a systematic failure beyond our control which could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

  Executive Offices

     The Company operates two offices in connection with the performance of executive and corporate activities. The Company's primary executive and corporate facility is located in an office building in Dallas, Texas. This facility is leased under an operating lease expiring in September 2003 and consists of approximately 56,000 square feet. The Company also continues to own and operate its approximately 41,000 square foot former headquarters in Canton, Massachusetts. The Company is considering various alternatives with respect to the sale or lease of this facility, which is subject to a mortgage and a $2.5 million real estate attachment in favor of Monroe & Company, LLC. See "Item 3. Legal Proceedings and Administrative Matters".

  Sales Offices

     As of December 31, 1999, the Company operated 74 sales offices in 33 states. An additional 37 facilities have been vacated and their functions consolidated with other offices. The Company is subject to continuing lease obligations in connection with 24 of these vacated facilities. However, since December 31, 1999, the Company has been able to secure full releases on 13 of these properties and will continue to pursue full releases or other options on the remaining facilities.

     The Company's two largest sales offices are as follows:

                                                                 APPROXIMATE
CITY, STATE                       ADDRESS             USAGE    AREA IN SQ. FT.   LEASED/OWNED
-----------                       -------             ------   ---------------   ------------
Charlotte, N.C. .......   7315 Pineville-Matthews     Office       54,000           Owned
                                    Rd.
Charlotte, N.C. .......     8501 Tower Point Rd.      Office       50,000           Owned

The Company is currently in negotiations to sell these two North Carolina offices and expects to execute a definitive agreement for the sale of both buildings by June 30, 2000. A portion of the proceeds from the sale of these buildings will be used to satisfy the mortgage on the Pineville-Matthews property, as well as pay $2.5 million in Real Estate Bonuses (defined below) pursuant to a settlement agreement reached between certain former stockholders of Rogers and the Company. See "Item 3. Legal Proceedings and Administrative Matters".

  Condition and Adequacy

     The Company believes that its properties are generally well maintained, in good condition, and adequate for its present needs. Generally, the Company has been able to secure replacement and additional space as required by changing market conditions.

  Property Strategy

     The Company's objective is to effectively manage its facilities across all business units. To accomplish this objective, the Company plans to sell all owned office space during 2000 and make a transition of its properties to a 100% lease-based office portfolio. The Company seeks to incorporate maximum flexibility into all of its lease terms. Such a transition should allow the Company to adjust office presence and size to best meet changing Manufacturer and Retailer needs primarily created by Manufacturer and Retailer consolidation and centralized buying and merchandising. The Company has recently commenced the sale and leaseback of certain properties. See "Recent Sales and Leasebacks".

  Recent Sales and Leasebacks

     Phoenix, Arizona. On February 17, 2000, the Company sold improved real property containing general office space situated in Maricopa County, Arizona to RCPI Office Properties, ("LLC"), an affiliate of MS Acquisition and Richmont Capital Partners I, LLP, for approximately $2.4 million. Concurrently therewith, the Company leased back the premises from LLC at a fixed monthly rental of approximately $20,000. Unless terminated earlier by LLC after six months notice, the expiration date of the lease is February 28, 2001.

     Orange County, California. On February 17, 2000, the Company sold its 3.47 acres of improved real property containing office and warehouse space situated in Orange County to LLC for approximately $4.9 million. Concurrently therewith, the Company leased back the premises from LLC at a fixed monthly rental of approximately $42,500. Unless terminated earlier by LLC after six months notice, the expiration date of the lease is February 28, 2004, subject to renewal options.

ITEM 3. LEGAL PROCEEDINGS AND ADMINISTRATIVE MATTERS

     On October 1, 1999, Monroe & Company, LLC ("Monroe") filed suit in the Middlesex Superior Court of the Commonwealth of Massachusetts against the Company seeking a $2.5 million fee for services rendered in connection with the Merger under a financial advisory agreement. On November 7, 1999, the Court entered a pre-trial order granting Monroe's emergency ex parte motion for a $2.5 million real estate attachment on the Company's buildings located in Canton, Massachusetts. The Company's motion to dissolve the attachment is currently pending before the court. A motion for summary judgment filed by Monroe was denied by the Court on December 30, 1999. Monroe subsequently filed a motion for reconsideration that remains pending before the Court. Discovery in the lawsuit has commenced and is expected to be completed by July 31, 2000. The Company plans to continue to vigorously defend against this action. See "Item 2. Properties" for a description of the affected buildings.

     On October 4, 1999, the Internal Revenue Service ("IRS") accepted payment from the Company and agreed to a settlement concerning asserted deficiencies in federal corporate income taxes for Atlas for tax years 1993 through 1995. The deficiencies related to the deductibility of certain compensation and benefit expenses. Under the stock purchase agreement with Atlas, the Company could have been held liable for up to $1.0 million in this tax matter. The total amount of the agreed settlement between the Company and the IRS was approximately $0.2 million.

     On December 2, 1999, a settlement was reached between Curtis L. Rogers, Jr., as representative of the former stockholders of Rogers, and the Company in connection with a civil action pending in the Superior Court of Mecklenburg County, North Carolina. Mr. Rogers alleged that the Company, as successor in interest to Merkert American Corporation, breached its obligation under a stock purchase agreement to make payments to certain former shareholders of Rogers equal to (i) the proceeds received from the sale of real property in Charlotte, North Carolina ("Real Estate Bonuses"), and (ii) refunds of federal and state income taxes for 1995-1997 from tax returns filed on Rogers' behalf ("Tax Refund Bonuses").

     Under the terms of the settlement agreement, the Company agreed to pay Real Estate Bonuses in the amount of $2.5 million. The Real Estate Bonuses will be paid from the net proceeds of the expected sale of the two Company-owned buildings in Charlotte, North Carolina. Effective May 1, 2000, any unpaid balance will accrue interest at 8% and will be payable monthly beginning June 1, 2000. The entire unpaid balance is to be paid upon the earlier to occur of: (i) the expiration of 30 days from the closing on the sale of the second of the two buildings, or (ii) September 30, 2000.

     Pursuant to the settlement agreement, Tax Refund Bonuses in the aggregate amount of approximately $1.1 million were distributed to certain former shareholders of Rogers in December 1999. The remainder of the outstanding Tax Refund Bonuses are to be disbursed by the Company on a quarterly basis beginning April 1, 2000. Tax Refund Bonuses equal to approximately $53,000 were distributed in March 2000. The Company estimates the remaining balance of the Tax Refund Bonuses not yet received by the Company or disbursed, to be approximately $31,000.

     Various other suits and claims are filed against the Company from time to time in the ordinary course of business and are currently pending. The Company is not party to any other legal proceeding that, in the opinion of its management, will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the National Market under the symbol "MERK" from December 18, 1998 until August 18, 1999 when the Company's Common Stock began trading under the symbol "MKSP" on the National Market. The following table sets forth the high and low closing sale prices for each full quarterly period for the Common Stock from December 18, 1998 (the date of the Initial Public Offering) through February 29, 2000:

DATE                                                          HIGH     LOW
----                                                          -----   -----
First Quarter 1999..........................................  15.50   10.25
Second Quarter 1999.........................................  11.88    8.63
Third Quarter 1999..........................................  10.81    5.25
Fourth Quarter 1999.........................................   5.63    2.00

     As of March 16, 2000, there were approximately 63 holders of record of the Company's Common Stock, including 51 holders of record of the Company's Common Stock and 12 of the Company's restricted Common Stock.

     Dividend Policy. The Company has not paid any dividends in the last two fiscal years. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Under the New Revolver and Amended Term Loan, the Company and its subsidiaries are prohibited from declaring or paying any dividend or other distribution on account of any shares, except the Company's subsidiaries may pay dividends to the extent necessary to pay the Company's obligation under the New Revolver and expenses and taxes incurred in the ordinary course of business. The Company and its subsidiaries may also declare common stock dividends on their Common Stock.

     Recent Sales of Unregistered Securities. On January 7, 2000, the Company received an equity investment from its largest stockholder, MS Acquisition. MS Acquisition increased its equity position by purchasing 1,577,287 additional shares of Common Stock at an aggregate purchase price of $5.0 million ($3.17 per share representing the fair market value thereof) pursuant to the terms of a stock purchase agreement. The proceeds were intended as an additional source of capital for the Company's operations and to provide the Company with additional short-term liquidity. The offering, sale and issuance of these shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to a private offering exemption under Section 4(2) promulgated thereunder.

     On March 30, 2000, the Company received another equity investment when MS Acquisition purchased an additional 4,000,000 shares of Common Stock at a price of $2.50 per share pursuant to the terms of a stock purchase agreement. As a result of this transaction, MS Acquisition now owns approximately 48.5% of the Company's outstanding capital stock. The Company intends to use the proceeds to support the Company's operations and improve the Company's liquidity position.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA FOR MARKETING SPECIALISTS CORPORATION

     The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary consolidated financial data of the Company and its subsidiaries. The consolidated statement of operations data for each of the two years ended December 31, 1997 and for the period ended December 18, 1998 are derived from consolidated financial statements of each of Merkert and Rogers which have been audited by Arthur Andersen LLP, independent accountants. The consolidated statement of operations data for the period from the Company's inception (March 4, 1998) through December 31, 1998 and for the year ended December 31, 1999 and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent accountants, and are included in Item 8 of this Annual Report on Form 10-K. The financial data presented below is qualified by reference to the consolidated financial statements included herein and in the Company's public filings with the Securities and Exchange Commission and should be read in conjunction with such financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     YEAR ENDED DECEMBER 31,   PERIOD ENDED   INCEPTION TO    YEAR ENDED
                                     -----------------------   DECEMBER 18,   DECEMBER 31,   DECEMBER 31,
                                        1996         1997          1998           1998           1999
                                     ----------   ----------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
MERKERT:(3)
Statement of Operations Data:
  Commissions......................   $ 80,661     $104,274      $ 90,254       $     --       $     --
  Sales............................     44,916       43,105        42,185             --             --
                                      --------     --------      --------
     Revenues......................    125,577      147,379       132,439             --             --
  Operating income (loss)(1).......        633        1,373        (6,278)            --             --
  Net income (loss)................     (2,074)      (3,449)      (10,988)            --             --
Other Financial Data:
  EBITDA(2)........................      3,080        5,857         1,841             --             --
ROGERS:(3)
Statement of Operations Data:
  Commissions......................   $ 63,311     $ 82,985      $ 79,558       $     --       $     --
  Operating income (loss)(1).......        107        4,085       (15,949)            --             --
  Net income (loss)................     (1,089)         745       (17,889)            --             --
Other Financial Data:
  EBITDA(2)........................      1,753        6,601       (13,510)            --             --
MARKETING SPECIALISTS CORPORATION:
  Commissions......................   $     --     $     --      $     --       $  5,975       $246,714
  Sales............................         --           --            --          2,420         43,891
                                                                                --------       --------
     Revenues......................         --           --            --          8,395        290,605
  Operating income (loss)(1).......         --           --            --         (1,187)        (7,960)
  Net income (loss)................         --           --            --         (1,466)       (21,567)
Other Financial Data:
  EBITDA(2)........................         --           --            --         (1,008)         5,544
BALANCE SHEET DATA -- MARKETING
  SPECIALISTS CORPORATION (END OF
  PERIOD):
  Working capital (deficit)........   $     --     $     --      $     --       $ (2,108)      $(29,908)
  Total assets.....................         --           --            --        188,410        449,616
  Long-term obligations, less
     current maturities............         --           --            --         74,673        227,831
  Stockholders' equity.............         --           --            --         72,595        118,242

---------------

(1) Includes restructuring charges for Merkert of $5,987 and $948 for Rogers for the period ended December 18, 1998 and $13,290 for the Company for the year ended December 31, 1999.

(2) EBITDA represents earnings before interest, taxes, depreciation and amortization excluding other income. The Company believes that EBITDA may be useful to investors for measuring the Company's ability to service debt, to make new investments and to meet working capital requirements. EBITDA as calculated by the Company may not be consistent with calculations of EBITDA by other companies. EBITDA should not be considered in isolation from or as a substitute for net income (loss), cash flows from operating activities or other statements of operations or cash flows prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(3) Represents predecessor financials.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere herein. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 1999, and Merkert's and Rogers' respective financial statements and related notes thereto presented elsewhere in this Annual Report on Form 10-K.

INTRODUCTION

     Marketing Specialists Corporation (formerly Merkert American Corporation, the "Company") was incorporated on March 4, 1998, to create a leading national food brokerage firm providing outsourced sales, merchandising and marketing services to Manufacturers. The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with Retailers. The Company's principal source of revenue is commissions it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected Retailers.

     On December 18, 1998, the Company consummated its Initial Public Offering of 4,400,000 shares of Common Stock at an offering price of $15.00 per share. Simultaneously with the Offering, the Company purchased in separate transactions all of the issued and outstanding capital stock of Merkert and Rogers. As a result, each of Merkert and Rogers became a wholly-owned subsidiary of the Company. Prior to December 18, 1998, the Company conducted operations only in connection with the Combination and the Offering. In January 1999, the Company issued 290,000 shares of Common Stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the Offering, raising net proceeds of approximately $4.0 million.

ACQUISITION HISTORY

  General

     The Merger and other acquisitions noted below were accounted for using the purchase method of accounting. The intangible assets resulting from each acquisition are being amortized over their estimated useful lives.

  The Merger

     On August 18, 1999, the Company completed the Merger with Richmont for an aggregate discounted purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments for closing costs, $170.0 million in assumed debt and $63.4 million in Common Stock and options. Under the terms of the Merger, Richmont stockholders received 6,705,551 shares of the Company's Common Stock.

The Company also granted certain Richmont stockholders and employees options to purchase 800,000 in additional shares of the Company's Common Stock at a price equal to $13.50 per share. For financial reporting purposes, the Company is presented as the acquiring entity, since the Company's stockholders own the largest portion of the Common Stock of the combined Company. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation." The operating results of Richmont have been included in the Company's operating results for all periods subsequent to the Merger.

  Other Acquisitions

     In January 1999, the Company acquired Sell for an aggregate discounted purchase price of approximately $8.5 million, which included approximately $3.1 million in cash payments, $3.8 million in new debt, and $1.6 million in assumed debt. The operating results of Sell have been included in the Company's operating results for all periods subsequent to the acquisition date.

     In April 1999, the Company acquired UBC for an aggregate discounted purchase price of approximately $6.6 million, which included approximately $0.9 million in cash payments, $3.3 million in new debt, and $2.4 million in assumed debt. The operating results of UBC have been included in the Company's operating results for all periods subsequent to the acquisition date.

     In July 1999, the Company acquired Buckeye for an aggregate discounted purchase price of approximately $5.0 million, which included approximately $0.1 million in cash payments, $3.4 million in new debt, and $1.5 million in assumed debt. The operating results of Buckeye have been included in the Company's operating results for all periods subsequent to the acquisition date.

     In October 1999, the Company acquired Inman for an aggregate discounted purchase price of approximately $14.0 million, which included approximately $9.8 million in cash payments, $1.0 million in new debt, and $3.2 million in assumed debt. The operating results of Inman have been included in the Company's operating results for all periods subsequent to the acquisition date.

RESULTS OF OPERATIONS

The following defined terms are used in conjunction with the Company's discussion of operating results.

     Revenues. Revenues are derived mainly from commissions earned from Manufacturers based on the Manufacturers' invoices to Retailers for products sold. Commissions are usually expressed as a percentage of the invoice as agreed by contract between the Manufacturer and broker. Commission rates typically range from 3% for full brokerage services to 1% for retail-only services. The Company also derives revenues, referred to as "Sales," from the sale of products including private label packaging materials and frozen products, such as fruits and vegetables, to certain Retailers, and other products for certain Manufacturers.

     Cost of sales. Cost of sales are primarily the direct cost of private label products sold by the Company, such as the cost of packaging and frozen vegetables purchased from suppliers.

     Selling, general and administrative expenses. Selling expenses consist predominately of salaries, fringe benefits and incentives for personnel directly involved in providing services to Manufacturers and Retailers. Other selling expenses include, among other things, automobiles utilized by the sales personnel, promotional expenses, and travel and entertainment. General and administrative expenses consist primarily of salaries and fringe benefits for administrative and corporate personnel, occupancy and other office expenses, information technology, communications and insurance.

     Depreciation and amortization expenses. Depreciation and amortization expenses relate to property, plant and equipment and intangible assets, including goodwill and non-compete agreements.

     Restructuring charges. Restructuring charges relate to severance costs associated with the reduction in redundant employee positions and the closure of redundant facilities in connection with the Merger.

     The following table sets forth the results of operations of the Company for the periods indicated. The 1997 and 1998 amounts represent the combined, historical results of the Company, Merkert and Rogers and do not reflect the effect of any pro forma adjustments (unaudited and dollars in thousands). The reader should note references to "annualized" results for the period ended December 18, 1998, since such information is more meaningful to a discussion of the change between the period ended 1998 and the year ended 1999.

                                           YEAR ENDED           PERIOD ENDED           YEAR ENDED
                                       DECEMBER 31, 1997     DECEMBER 18, 1998     DECEMBER 31, 1999
                                       ------------------    ------------------    ------------------
Commissions..........................  $187,259              $169,812              $246,714
Sales................................    43,105                42,185                43,891
                                       --------              --------              --------
     Revenues........................  $230,364    100.0%    $211,997    100.0%    $290,605    100.0%
Cost of sales........................    39,027     16.9       38,709     18.3       39,744     13.7
Selling expenses.....................   133,274     57.9      136,672     64.5      177,043     60.9
General and administrative...........    45,605     19.8       45,032     21.2       54,984     18.9
Depreciation and amortization........     7,000      3.0        6,876      3.2       13,504      4.6
Restructuring charge.................        --       --        6,935      3.3       13,290      4.6
                                       --------    -----     --------    -----     --------    -----
Operating income (loss)..............     5,458      2.4      (22,227)   (10.5)      (7,960)    (2.7)
Interest expense, net................     7,490      3.3        6,797      3.2       13,854      4.8
Other (income) expense, net..........       (23)      --          530      0.2         (247)    (0.1)
                                       --------    -----     --------    -----     --------    -----
Loss before income taxes.............    (2,009)    (0.9)     (29,554)   (13.9)     (21,567)    (7.4)
Provision (benefit) for income
  taxes..............................       695      0.3         (377)    (0.1)          --       --
                                       --------    -----     --------    -----     --------    -----
Net Loss.............................    (2,704)    (1.2)     (29,177)   (13.8)     (21,567)    (7.4)
Preferred stock dividend.............       445      0.2           --       --           --       --
                                       --------    -----     --------    -----     --------    -----
Net Loss applicable to common
  stockholders.......................  $ (3,149)    (1.4)%   $(29,177)   (13.8)%   $(21,567)    (7.4)%
                                       ========    =====     ========    =====     ========    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO PERIOD ENDED DECEMBER 18, 1998

     Commissions. Commissions increased $76.9 million (or 45.3%) to $246.7 million for the year ended December 31, 1999, as compared to $169.8 million for the period ended December 18, 1998. The Company's revenues for the year ended December 31, 1999, include $79.8 million relating to Richmont. The Company's revenues (without Richmont) for the year ended December 31, 1999, were $166.9 million versus $176.1 million for the annualized year ended December 18, 1998. This overall decline in revenue was the result of the full year effect of Manufacturer conflicts resulting from the Combination and, to a lesser extent, the Merger. In addition, the continued consolidation of Manufacturer representation by food brokers has negatively affected results.

     Sales. Sales increased to $43.9 million for the year ended December 31, 1999 from $43.8 million for the annualized year ended December 18, 1998. Gross profit on sales also increased to $4.1 million (or 9.4% of sales) for the year ended December 31, 1999, from $3.6 million (or 8.2% of sales) for the annualized year ended December 18, 1998.

     Selling expenses. Selling expenses increased $40.4 million (or 29.5%) to $177.0 million for the year ended December 31, 1999, as compared to $136.7 million for the period ended December 18, 1998. The Company's expenses for the year ended December 31, 1999, include $51.6 million relating to Richmont. The Company's selling expenses (excluding Richmont) for the year ended December 31, 1999, were $125.4 million versus $141.8 million for the annualized year ended December 18, 1998, a $16.4 million decline. The overall decline on an annualized basis was attributable to reductions in the sales force resulting from the full year effect of Manufacturer conflicts from the Combination and, to a lesser extent, the Merger. In addition, the continued consolidation of Manufacturer representation by food brokers has negatively affected results.

     General and administrative expenses. General and administrative expenses increased $10.0 million (or 22.1%) to $55.0 million for the year ended December 31, 1999, as compared to $45.0 million for the period ended December 18, 1998. The Company's expenses for the year ended December 31, 1999, include

$18.8 million relating to Richmont. The Company's expenses (without Richmont) for the year ended December 31, 1999, were $36.2 million as compared to $46.7 million for the annualized year ended December 18, 1998, a $10.5 million decline. This overall decline was the result of the full year effect of cost saving measures put in place to eliminate duplicative facilities resulting from the Combination.

     As a percentage of total revenues, selling, general and administrative expenses decreased to 79.8% for 1999 from 85.7% in 1999 (or 88.9% on an annualized basis) due to the factors discussed above.

     Earnings before depreciation, amortization, and restructuring charge increased to $18.8 million for the year ended December 31, 1999, as compared to a loss of ($8.4) million for the period ended December 18, 1998, as a result of the factors noted above.

     Depreciation and amortization. Depreciation and amortization expenses increased $6.6 million (or 96.4%) to $13.5 million (including approximately $2.9 million related to Richmont) for the year ended December 31, 1999, as compared to $6.9 million for the period ended December 18, 1998. This increase is the result of the full year effect of the goodwill and other amortization associated with the Combination and the Merger.

     Restructuring charge. The results for the period ended December 18, 1998 reflect restructuring charge of $6.9 million as a result of the Combination and include the elimination of redundant personnel and facilities costs. For the year ended December 31, 1999, restructuring charge amounted to approximately $13.3 million in connection with the Merger. The charge consisted of approximately $8.6 million relating to non-cancelable lease obligations on abandoned facilities and $4.7 million relating to severance and related personnel amounts.

     Interest expense. Interest expense increased $7.1 million to $13.9 million for the year ended December 31, 1999, as compared to $6.8 million for the period ended December 18, 1998. Interest expense for the year ended December 31, 1999 (excluding Richmont) was $7.6 million versus $6.8 million for the period ended December 18, 1998. The increase in 1999 is attributable to increased borrowing.

     Loss before income taxes. The loss before income taxes decreased from ($29.6) million for the period ended December 18, 1998 to ($21.6) million for the year ended December 31, 1999 as a result of the factors noted above.

     Provision for income taxes. The Company has not recorded the full tax benefit associated with the losses for the year ended December 31, 1999, since its future realizability is not assured.

     Net loss. As a result of the factors noted above, the Company's net loss decreased to ($21.6) million in the year ended December 31, 1999, as compared to a net loss of ($29.2) million in the period ended December 18, 1998.

RESULTS FOR THE PERIOD ENDED DECEMBER 18, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Commissions. Commissions decreased by $17.5 million (or 10.3%) from $187.3 million for the year ended December 31, 1997 to $169.8 million for the period ended December 18, 1998. On an annualized basis, revenues were $176.1 million for 1998. The annualized $11.2 million decrease in revenues was due to Manufacturer conflicts in the Mid-Atlantic area resulting from the Combination and the discontinuation of the retail merchandising operation that was established in 1995 to serve one specific Retailer.

     Sales. Sales decreased by $0.9 million (or 2.1%) from $43.1 million for the year ended December 31, 1997 to $42.2 million for the period ended December 18, 1998 due to decreases in the volume of private label sales.

     Selling expenses. Selling expenses increased by $3.4 million (or 2.6%) from $133.3 million in 1997 to $136.7 million for the period ended December 18, 1998. On an annualized basis, selling expenses were $141.7 million for 1998. The increase resulted from a $14.8 million non-cash, non-recurring compensation charge due to the transfer of shares of common stock of Rogers by the then principal stockholders to certain minority stockholders. In addition, certain life insurance polices and other assets were distributed to certain former stockholders of Rogers. This increase was offset by the reduction in personnel associated with acquisitions in overlapping geographic areas along with the discontinued merchandising operations.

     General and administrative expenses. General and administrative expenses decreased by $0.6 million (or 1.3%) from $45.6 million for the year ended December 31, 1997 to $45.0 million for the period ended December 18, 1998. On an annualized basis, general and administrative expenses were approximately $46.7 million for 1998. The annualized increase of $1.1 million is attributable to increases in legal fees and travel related costs incurred in connection with the Combination, increases in communication costs and computer software upgrades.

     As a percentage of total revenues, selling, general and administrative expenses increased from 77.7% for 1997 to 85.7% in 1998 due to the factors discussed above.

     Depreciation and amortization. Depreciation and amortization expenses were substantially unchanged from the year ended December 31, 1997 to the period ended December 18, 1998. On an annualized basis, depreciation expense would have been approximately $0.1 million higher in 1998 versus 1997 due to depreciation expense increases associated with the new Merkert corporate headquarters completed in the third quarter of 1997.

     Restructuring charge. The results for the period ended December 18, 1998 reflect a restructuring charge of $6.9 million with no corresponding charge during 1997. This charge related to severance costs associated with elimination of certain positions, primarily as a result of integration activities in the metropolitan New York and mid-Atlantic regions, as well as costs associated with the disposition of excess lease space in these regions.

     Interest expense. Interest expense decreased by $0.7 million (or 9.3%) from $7.5 million for the year ended December 31, 1997 to $6.8 million for the period ended December 18, 1998. Approximately $0.3 million of the decrease is attributable to the shorter 1998 operating period. The remaining $0.4 million decrease was caused by reductions in debt due to principal payments made during the period and a reduction in interest expense associated with the IRS obligation offset by the increased borrowing under the Initial Credit Facility.

     Loss before income taxes. The loss before income taxes increased from $(2.0) million for the year ended December 31, 1997 to $(29.6) million for the period ended December 18, 1998 due to the factors stated above.

     Provision (benefit) for income taxes. The provision for income taxes decreased by $1.1 million from a provision of $0.7 million for the year ended December 31, 1997 to a benefit of $(0.4) million for the period ended December 18, 1998 due to the increase in the valuation allowance for deferred tax assets.

     Net loss. The net loss increased from $(2.7) million for the year ended December 31, 1997, to $(29.2) million for the period ended December 18, 1998.

     Preferred stock dividends. The amount payable in respect of preferred stock dividends decreased from $0.4 million for the year ended December 31, 1997 to nothing for the period ended December 18, 1998.

     Net loss applicable to common stockholders. The net loss applicable to common stockholders increased by $26.0 million from the year ended December 31, 1997 to the period ended December 18, 1998.

                        COMBINED INTEGRATION ACTIVITIES

     During 1999, the Company completed five acquisitions, resulting in the coverage of new geographic markets and expanding representation of Manufacturers' product offerings within existing markets. The Company's strategic acquisition plan includes the selection, acquisition and management of businesses in various brokerage markets, including the retail food, food service and private label markets.

     As part of the Merger, the Company further integrated many of its sales offices and most of its administrative operations (including accounting, treasury, payroll, human resources, and information technol-

ogy). This process resulted in the integration and consolidation of 37 facilities throughout the Southeast and Mid-Atlantic regions of the country. As a result of its ongoing integration activities, the Company recorded a restructuring charge during the year ended December 31, 1999 of approximately $13.3 million. The charge consisted of approximately $8.6 million relating to non-cancelable lease obligations on vacated facilities and $4.7 million relating to severance and other personnel-related amounts .

     As set forth in the following table (dollars in thousands), the Company's unaudited pro forma (giving effect to the Merger only) combined EBITDA for the year ended December 31, 1999 was $25.1 million compared to actual EBITDA of $5.5 million for the year ended December 31, 1999.

                                                                                  PRO-FORMA YEAR
                                                             YEAR ENDED               ENDED
                                                         DECEMBER 31, 1999      DECEMBER 31, 1999
                                                         ------------------     ------------------
                                                                                   (UNAUDITED)
Commissions............................................  $246,714               $379,698
Sales..................................................    43,891                 43,891
                                                         --------               --------
Revenues...............................................  $290,605    100.0%     $423,589    100.0%
Cost of sales..........................................    39,744     13.7        39,744      9.4
Selling expenses.......................................   177,043     60.9       248,443     58.7
General and administrative.............................    54,984     18.9       110,287     26.0
Depreciation and amortization..........................    13,504      4.6        24,990      5.9
Restructuring charge...................................    13,290      4.6            --
                                                         --------    -----      --------    -----
Operating income (loss)................................    (7,960)    (2.7)          125      0.0
EBITDA.................................................     5,544      1.9        25,115      5.9
Interest expense, net..................................    13,854      4.8        24,415      5.8
Other (income) expense, net............................      (247)    (0.1)         (598)    (0.1)
                                                         --------    -----      --------    -----
(Loss) before income taxes.............................   (21,567)    (7.4)      (23,692)    (5.7)
Provision (benefit) for income taxes...................        --       --        (1,338)     0.3
                                                         --------    -----      --------    -----
Loss before extraordinary item.........................   (21,567)    (7.4)      (22,354)    (5.4)
Extraordinary loss, net of tax.........................        --       --        (1,038)    (0.2)
                                                         --------    -----      --------    -----
Net (loss) applicable to common stockholders...........  $(21,567)    (7.4)%    $(23,392)    (5.6)%
                                                         ========    =====      ========    =====

     Assuming the implementation of the Company's 1999 integration plans all occurred as of January 1, 1999, the Company would have eliminated duplicative salaries, benefits, bonuses and other direct costs of $8.1 million and a net reduction of rental and other office expenses of $3.2 million for the year ended December 31, 1999. In addition, in connection with these integration activities, the Company has lost (net of gains) for the overlapping markets approximately $10.8 million of revenues for the year ended December 31, 1999, as a result of Manufacturer conflicts and other factors. After giving effect, on a pro forma basis, to the elimination and other effects of the Company's integration activities described above, assuming these integration activities were completed as of January 1, 1999, the Company's adjusted unaudited pro forma combined EBITDA and adjusted unaudited pro forma combined net loss for the year ended December 31, 1999 would have been $25.6 million and $22.9 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     In January 1999, the Company issued 290,000 shares of its Common Stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the offering, raising net proceeds of approximately $4.0 million.

     On August 18, 1999, the Company merged with Richmont. Under the terms of the Merger, Richmont received 6,705,551 shares of Common Stock, and the Company assumed all of Richmont's outstanding debt which, net of cash on hand, totaled approximately $166.8 million.

     In connection with the Offering and Combination, the Company obtained a credit facility (the "Initial Credit Facility") dated December 18, 1998, consisting of a five-year, secured, fully amortizing $50.0 million term loan (the "Initial Term Loan") and a three-year, secured $25.0 million revolving line of credit (the "Initial Revolving Credit"). The balance outstanding under the Initial Credit Facility was $64.1 million at December 31, 1999 ($20.3 million under the Initial Revolving Credit and $43.8 million under the Initial Term
Loan). The Company's Initial Credit Facility was amended on August 18, 1999. The Initial Credit Facility required the payment of a consent fee equal to 1% of the aggregate amount of the credit facility payable upon the earlier of (i) syndication or refinancing the facility, (ii) March 31, 2000 or (iii) default under the facility. The Initial Credit Facility also required the payment of a syndication fee of $0.3 million on March 31, 2000 if the credit facility had not been syndicated by that time, with additional fees of $0.4 million at June 30, 2000, and $0.2 million at the end of each month thereafter until the credit facility has been syndicated.

     Interest was payable on the Initial Term Loan and the Initial Revolving Credit at the base rate, as defined in the Initial Credit Facility. The rate on the outstanding balance of the Initial Revolving Credit and the Initial Term Loan was 9.16% and 10.50%, respectively, as of December 31, 1999. The Initial Credit Facility required the Company to comply with various affirmative and negative covenants, including among others: (i) the maintenance of certain financial ratios, (ii) restrictions on certain additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) obtaining the lenders' consent to acquisitions involving cash consideration in excess of a specified amount. Certain financial ratio compliance measures were also expanded to reflect the Merger. The Company was not in compliance with its covenants at December 31, 1999.

     At December 31, 1999, the working capital deficit of the Company was approximately $(29.9) million. The Company believes that cash flows provided by its operations, together with its existing cash and amounts available under the Initial Credit Facility, the Amended Term Loan (defined below) and the New Revolver (defined below), should be sufficient to fund its debt service requirements, working capital needs, capital expenditures, and other operating expenses in the foreseeable future. The Company's future operating performance and ability to service or refinance long-term obligations will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control.

REFINANCING OF COMPANY'S EXISTING CREDIT FACILITY

     The Initial Credit Facility was amended and restated August 18, 1999, among the Company and First Union National Bank, as agent. The Initial Credit Facility, as amended, refinanced, in part, the Credit Agreement dated as of October 14, 1997, as amended and restated, among Richmont and The Chase Manhattan Bank, as agent (the "Former Chase Facility") at the effective time of the Merger. The Former Chase Facility provided for a revolving credit facility with a maximum borrowing capacity of $25.0 million. As of the effective time of the Merger, the Initial Credit Facility had outstanding borrowings under the Initial Revolving Credit of approximately $11.1 million and the Former Chase Facility had no outstanding borrowings. As of March 15, 2000, the Initial Credit Facility had outstanding borrowings under the Initial Revolving Credit of approximately $17.3 million, plus an outstanding letter of credit in the amount of approximately $1.1 million. The letter of credit secures the Company's rental payment obligations for its corporate headquarters in Dallas. In addition, the outstanding balance of the Initial Term Loan was approximately $43.0 million.

     The borrowings of the Company under the Initial Credit Facility were secured by a lien on substantially all of the Company's and its subsidiaries tangible and intangible property. In addition, the Company's obligations under the Initial Credit Facility were jointly and severally guaranteed by all of the Company's operating subsidiaries.

  Amended Term Loan

     On March 30, 2000 the Company became a party to a Second Amended and Restated Credit Agreement among the Company and First Union National Bank, as agent (the "Amended Term Loan"). The Amended Term Loan consists of a two year, secured $35.0 million term loan. The Company paid commitment and other fees of approximately $0.9 million in connection with obtaining the Amended Term Loan. Under the Amended Term Loan, the principal amount of the term loan was reduced from $43.0 million to $35.0 million.

     The Amended Term Loan is secured by a lien on substantially all of the Company's and its subsidiaries' tangible and intangible property. In addition, the Amended Term Loan will be jointly and severally guaranteed by all current and future subsidiaries of the Company. Interest is payable on the Amended Term Loan at a rate based on one of two customary interest rates plus an additional interest margin of 375 or 500 basis points, as applicable.

     The Amended Term Loan requires the Company to comply with various affirmative and negative covenants, including, among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) restrictions on certain mergers, consolidations, and acquisitions. The Amended Term Loan contains customary events of default, including cross-default provisions relating to the Notes.

     In connection with the Amended Term Loan, the Company will issue to an affiliate of First Union National Bank detachable warrants to purchase up to 4.0% of the Company's Common Stock on a fully-diluted basis. The exercise price of the warrants will be nominal, and the warrants will be exercisable at any time after the second anniversary of the issuance of the warrants.

     The letter of credit outstanding under the Initial Credit Facility will be replaced by a $1.1 million letter of credit issued for the account of Richmont Capital Partners I, L.P. ("RCPI"), an affiliate of MS Acquisition Limited ("MS Acquisition"), the Company's largest shareholder. The Company will in turn issue to RCPI a reimbursement note subordinated in right of payment to the Notes in the amount of the letter of credit. The promissory note will become payable if the letter of credit is drawn.

  New Revolver

     On March 30, 2000, the Company also became a party to a Credit Agreement among the Company, certain of its subsidiaries and The Chase Manhattan Bank, as agent, and the lenders named therein (the "New Revolver", and together with the Amended Term Loan, the "New Senior Credit Facility"). The New Revolver consists of a two year, senior secured $50 million revolving line of credit, subject to a borrowing base equal to a specified percentage of eligible receivables. The Company will pay commitment and other fees of approximately $0.6 million in connection with obtaining the New Revolver. Funds advanced under the New Revolver will be used by the Company to repay a portion of outstanding amounts under the Initial Credit Facility, to partially finance the acquisition of Sales Force, to finance the Company's working capital and capital expenditure requirements in the ordinary course of business, and to pay fees and expenses relating to the closing of the New Senior Credit Facility. The New Revolver contains customary events of default, including cross-default provisions relating to the Notes.

     The New Revolver will be secured by a first priority security interest in cash, cash equivalents, accounts receivable and inventory of the Company and its subsidiaries and proceeds thereof but not in assets that are the proceeds of equipment, fixtures, real estate, intellectual property or the stock of subsidiaries. In addition, Inman, Marketing Specialists Sales Company ("MSSC") and Bromar, Inc. (a California corporation and a wholly owned subsidiary of MSSC) will be co-borrowers under the New Revolver, jointly and severally liable for all borrowings and other related obligations thereunder. Interest is payable on the New Revolver at a rate based on one of two customary interest rates plus an additional interest margin ranging from 150 to 350 basis points. The applicable margin is determined based on certain financial ratios of the Company.

     The New Revolver requires the Company to comply with various affirmative and negative covenants, including, among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) restrictions on certain mergers, consolidations, and acquisitions.

     Amounts borrowed under the New Revolver will be guaranteed by RCPI, subject to a maximum guaranty amount of $10 million. The RCPI guaranty will be released by the lenders if the Company achieves $40 million of EBITDA for the 9 month period ended December 31, 2000 or if the Company achieves $50 million of EBITDA during any subsequent 12 month period.

     On January 7, 2000, the Company received an equity investment from its largest stockholder, MS Acquisition. MS Acquisition increased its equity position by purchasing 1,577,287 additional shares of Common Stock at an aggregate purchase price of $5.0 million ($3.17 per share) pursuant to the terms of a stock purchase agreement. On March 30, 2000, MS Acquisition purchased an additional 4,000,000 shares of Common Stock for an aggregate purchase price of $10.0 million ($2.50 per share) pursuant to the terms of a stock purchase agreement. The funds will serve as an additional source of capital for the Company's operations, and will provide the Company with additional short-term and long-term liquidity. The offering, sale and issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to a private offering exemption under Section 4(2) promulgated thereunder.

     At December 31, 1999, the working capital deficit of the Company was approximately $(29.9) million. The Company believes that cash flows provided by its operations, together with its existing cash and amounts available under the Initial Credit Facility, the Amended Term Loan and the New Revolver, should be sufficient to fund its debt service requirements, working capital needs, capital expenditures, and other operating expenses in the foreseeable future. The Company's future operating performance and ability to service or refinance long-term obligations will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control.

     Net cash provided by operating activities for the year ended December 31, 1999 amounted to approximately $2.2 million. The Company's net loss of approximately $(21.6) million was primarily offset by non-cash amortization charges of approximately $13.5 million and decreases in accounts receivable and income taxes receivable aggregating approximately $11.0 million.

     Net cash used in investing activities was $15.3 million for the year ended December 31, 1999. Approximately $13.7 million of the 1999 cash was used for the acquisitions of Sell, UBC, Buckeye and Inman, offset by cash assumed with the Merger. The remaining amount relates to investments in capital expenditures.

     Net cash provided by financing activities for the year ended December 31, 1999 was $12.0 million, primarily as a result of the issuance of additional shares of Common Stock ($4.0 million; approximately $3.8 million net of expenses), borrowings under the Initial Credit Facility ($20.3 million), and the release of restricted cash ($9.0 million). These cash increases were offset by approximately $21.2 million in payments under the Initial Term Loan and certain long-term obligations associated with the Company's acquisition activity.

SEASONALITY; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced and expects to continue to experience fluctuations in quarterly revenues and operating results as a result of seasonal patterns. The revenues of the Company have been stronger in the third and fourth calendar quarters as a result of the historically strong sales associated with consumer consumption during the holiday season and weaker in the first quarter following such season. Results of operations for any particular quarter therefore are not necessarily indicative of the results of operations for any future period. Future seasonal and quarterly fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

INFLATION

     The Company does not believe that its revenues have been materially affected by inflation.

YEAR 2000 DISCLOSURE

     The Company dedicated internal resources and engaged external resources to identify and resolve "Year 2000" compliance issues with respect to computer systems and applications utilized by the Company.

     The Company experienced no significant Year 2000 issues in January 2000. No assurance can be given that Year 2000 compliance issues will not materialize and be resolved without future disruption or that the Company will not incur significant additional expense. In addition, the failure of certain of the Company's significant suppliers, Manufacturers and Retailers to address the Year 2000 compliance issues could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to its Initial Credit Facility as discussed in the notes to the Company's consolidated financial statements. The interest on the Initial Credit Facility is subject to fluctuations in the market. The Company does not believe that a change in the interest rate will have a material effect on its financial position, results of operations or cash flows.

     The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading", instruments that are likely to expose the Company to certain types of market risk, including interest rate, commodity price or equity price risk. The Company has not entered into any forward or futures contracts, purchased any options or entered into any swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedule filed as a part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information concerning the Company's directors and executive officers and the offices held by each on March 31, 2000:

NAME                                    AGE                     POSITION
----                                    ---                     --------
Ronald D. Pedersen....................  60    Chairman of the Board, Director
Gerald R. Leonard.....................  53    President, Chief Executive Officer and
                                              Director
Timothy M. Byrd.......................  45    Chief Financial Officer and Director
John P. Rochon........................  48    Director
Nick G. Bouras........................  47    Director
Edward P. Grace, III(1)(2)............  49    Director
Michael J. Merriman(1)(2).............  43    Director
James A. Schlindwein(1)(2)............  71    Director
Douglas H. Holstein...................  46    Executive Vice President of Sales
Glenn F. Gillam.......................  48    President of Broker Operations
Bruce A. Butler.......................  50    President of Brand Development

---------------

(1) Audit Committee Member
(2) Compensation Committee Member

     Ronald D. Pedersen has served as Chairman of the Board of Directors of the Company since the consummation of the Merger. He formerly served as President, Chief Executive Officer and as a Director of Richmont Marketing Specialists Inc. ("Richmont"). Mr. Pedersen has also served during 1999 as President, Chief Executive Officer of Marketing Specialists Sales Company, a wholly-owned subsidiary of the Company ("MSSC") and currently serves as a director of MSSC. Mr. Pedersen has been in the food industry for over 30 years, including three years with Anderson Clayton foods and seven years with Colgate Palmolive. He is past Chairman and current member of the Board of the Association of Sales and Marketing Companies.

     Gerald R. Leonard has been Chief Executive Officer and President of the Company since the consummation of the Combination. His current term as Director expires in 2001. Effective March 2, 2000, Mr. Leonard became President and Chief Executive Officer of MSSC. Mr. Leonard was previously Chief Executive Officer of Merkert Enterprises, Inc. ("Merkert") from September 1994 until December 1998, and served as the President of Merkert from September 1994 until June 1998. From May 1992 to September 1994, Mr. Leonard served Merkert as President of the Food Enterprises, New England Division, and has been with Merkert in various executive capacities since 1983.

     Timothy M. Byrd has been a Director of the Company since the consummation of the Merger. He has served as the Chief Financial Officer of the Company since September 1999. His current term as Director expires in 2000. He was previously the Chief Administrative Officer, Assistant Treasurer and a Director of Richmont. Mr. Byrd served as a Director of Richmont from 1997 until the Merger. Mr. Byrd has also served as Chief Administrative Officer of MSSC since September 1998, and as a Director of MSSC since 1996. Since 1990, Mr. Byrd has been the Chief Financial Officer of Mary Kay Holding Corporation as well as the Chief Financial Officer of Richmont Corporation. From 1980 to 1990, Mr. Byrd served in various accounting and finance positions at Mary Kay, Inc., including Chief Financial Officer, Vice President and Controller. He is also a member of the Office of the Chairman of Mary Kay Holding Corporation.

     John P. Rochon has been a Director of the Company since the consummation of the Merger. His current term as Director expires in 2002. He was previously the Chairman of the Board of Directors of Richmont and served in that capacity and as a Director from 1997 until the closing of the Merger. Mr. Rochon has served on the Board of Directors of MSSC since 1996 and is currently Chairman of the Board of Directors of Richmont Corporation, a merchant banking, investment holding and trading company, and Chief Executive Officer of Mary Kay Holding Corporation, a role he has had since 1991. Formerly, Mr. Rochon held several executive positions with Mary Kay, Inc., including Vice Chairman, Chief Financial Officer, Controller and Director of Manufacturing. Mr. Rochon currently serves on the Board of Directors of Nu-kote Holding, Inc. and Royal Appliance Mfg. Co.

     Nick G. Bouras has been a Director of the Company since consummation of the Merger. He formerly served as Vice President, Assistant Secretary and as a Director of Richmont. His current term as Director expires in 2001. He is Vice President, Assistant Secretary and a Director of MSSC. Mr. Bouras has been President and Chief Executive Officer of Richmont Corporation since 1989. Prior to his role at Richmont, Mr. Bouras was Vice President, Investments of Mary Kay, Inc. Mr. Bouras also spent several years as a tax accountant with Ernst & Young and Touche Ross & Company.

     Edward P. Grace III has served as a Director of the Company since the consummation of the Combination. His current term as Director expires in 2001. Mr. Grace is also Managing Director of Webvestors Equity Partners, LP, a venture capital firm, as well as Managing Member of iHatch.com, LLC, a virtual incubator company. From 1989 until September 1996, Mr. Grace served as Chairman of the Board, President and Chief Executive Officer of Bugaboo Creek Steak House, Inc., operator of Bugaboo Creek Steak House and The Capital Grille restaurants. Mr. Grace is a director of Mantra Communications, Inc., Bungo.com, Inc. and Professional Facilities Management, Inc. He also serves as a Trustee of Bryant College and Johnson & Wales University.

     Michael J. Merriman has served as Director of the Company since the consummation of the Merger. His current term as Director expires in 2002. He has also served as a Director of Royal Appliance Mfg. Co., the parent company of Dirt Devil, Inc., since 1993. Mr. Merriman was appointed Chief Executive Officer of Royal Appliance in July 1995 and President and Chief Operating Officer in January 1995. From May 1992 until his appointment as President, he had been Vice President -- Finance, Treasurer and Secretary of Royal Appliance. Richmont Capital Partners I, L.P. owns approximately 15.6% of the common stock of Royal Appliance.

     James A. Schlindwein has been a Director of the Company since the consummation of the Combination. His current term as Director expires in 2001. Prior to his retirement in September 1994, Mr. Schlindwein served as Executive Vice President, Merchandising Services, and a director of Sysco Corporation, a national institutional food service distributor, where he had served since 1980. He is also a director of Tri-Valley Growers, EMMPAK Foods, Inc., Alaska Seafood International, Agra Quest, Inc., Chilay Corporation and Thompson's Pet Pasta Products, Inc.

     Bruce A. Butler served as Chief Operating Officer of the Company following the consummation of the Merger and in February 2000, became President of Brand Development. He was formerly the Executive Vice President, Chief Operating Officer and a Director of Richmont. Mr. Butler has held several positions since 1991, including Vice President-Branch Manager, Tampa Operations and Director of Confection, and currently serves as a member of MSSC's Board of Directors. Mr. Butler began his career with MSSC when his former employer, the Trigg Company, Inc., was acquired by MSSC in 1991. Prior to that time, Mr. Butler held management positions with the Kroger Company and Paul Inman Associates, Inc., a Detroit based food broker.

     Glenn F. Gillam recently became President of Broker Operations for the Company. Previously, Mr. Gillam served as the President of the Northern Division. He joined Merkert in 1983 and has held numerous sales and management positions. From 1994 until 1998, Mr. Gillam served as President of the Food Enterprises, New England Division, of Merkert.

     Douglas H. Holstein is the Executive Vice President of Sales for the Company. Mr. Holstein is the former Chief Operating Officer of the Company. Prior to his service with the Company, Mr. Holstein held various executive capacities with Rogers-American Company, Inc. ("Rogers"), including President. Prior to his joining Rogers, Mr. Holstein was the Regional Director of the Southeast for the Green Giant Company. Mr. Holstein has served on several broker advisory boards including: The Minute Maid Company, Land O'Lakes, The Pillsbury Company, The J.M. Smucker Company, Hershey and is currently serving on both The Quaker Oats and Good Humor/Breyers broker advisory boards.

     There are no family relationships among any of the directors and executive officers of the Company.

BOARD OF DIRECTORS

     The business of the Company is managed under the direction of the Board of Directors and is fixed by resolution duly adopted from time to time by the Board of Directors. The Company's Second Amended and Restated Certificate of Incorporation provides that the Board of Directors shall be divided into two classes until a third class is elected at the annual meeting of stockholders to be held in 2000. From and after such date, the Board of Directors shall be divided into three classes (such date, the "Board Conversion"), as nearly equal in number as possible. The Class I directors who were elected at the annual meeting of stockholders in 1999 shall hold office for a term expiring at the annual meeting of stockholders to be held in 2001. The initial Class II directors shall hold office for a term expiring at the annual meeting of stockholders to be held in 2000. The successor Class II directors who are elected at the annual meeting of stockholders to be held in 2000 shall hold office for a term expiring at the annual meeting of stockholders to be held in 2002. The initial Class III directors shall hold office for a term expiring at the annual meeting of stockholders to be held in 2003. At the annual meeting of stockholders to be held in 2001, and at each annual meeting of stockholders held thereafter, the directors elected to succeed the class of directors whose term expires at that meeting shall hold office for a term expiring at the annual meeting of stockholders to be held in the third year following the year of their selection.

     Stockholders have no right to cumulative voting in the election of directors. Consequently, at each annual meeting, the holders of a plurality of the voting power of the Common Stock will be able to elect all of the successors of the class of directors whose terms expire at that meeting.

MEETINGS OF BOARD OF DIRECTORS AND COMMITTEES

     Since the Merger, the Board of Directors held eight meetings in 1999.

     The Board of Directors has established an audit committee (the "Audit Committee") and a compensation committee (the "Compensation Committee"). The Audit Committee, which consists of Messrs. Merriman, Grace and Schlindwein, generally meets on a quarterly basis, but met two times in 1999. The Audit Committee recommends to the Board of Directors the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit. The Audit Committee also reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's year-end operating results and the accounting issues facing the Company, considers the adequacy of the internal accounting procedures and considers the effect of such procedures on the accountants' independence.

     The Compensation Committee, which consists of Messrs. Merriman, Grace and Schlindwein, met on two occasions during 1999. The Compensation Committee reviews and recommends to the Board of Directors the compensation arrangements for all directors and officers, approves such arrangements for other senior level employees and administers and takes such other action as may be required in connection with certain compensation and incentive plans of the Company. The Compensation Committee also determines the number of options to be granted or shares of Common Stock to be issued to eligible persons under the Company's stock option plans and prescribes the terms and provisions of each grant made under the stock option plans. In addition, the Compensation Committee interprets the stock option plans and grants thereunder, and establishes, amends and revokes rules and regulations for administration of such plans.

     All Directors are reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The Company's executive officers and directors and beneficial owners of more than 10% of its Common Stock are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company, and written representations from certain reporting persons that no other reports were required, the Company believes that during 1999 no person who was a director, executive officer or beneficial owner of more than 10% of the Common Stock failed to file on a timely basis all reports required by Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

     The following sections of this Annual Report on Form 10-K set forth and discuss the compensation paid or awarded to the Company's Chief Executive Officer and the five most highly compensated executive officers. Since the Company paid no compensation prior to the consummation of the Offering on December 18, 1998, most of the compensation reported for 1998 for those former Merkert and Rogers employees was paid by Merkert and Rogers prior to the Combination on December 18, 1998. Certain former Richmont employees did not serve as executive officers until after the consummation of the Merger on August 18, 1999. Since the Company paid no compensation prior to such date for these individuals, 1998 compensation is not listed below and most of the compensation reported for 1999 in these sections was paid by Richmont.

SUMMARY COMPENSATION TABLE

     The following table shows (i) for former Merkert and Rogers employees, the 1998 and 1999 compensation paid by the Company, including compensation paid by Merkert and Rogers prior to December 18, 1998, and (ii) for former Richmont employees, the 1999 compensation paid by the Company, including compensation paid by Richmont prior to August 18, 1999:

                                                                                    LONG TERM COMPENSATION
                                                                                 ----------------------------
                                                                                   AWARDS
                                                                                 SECURITIES
                                                  ANNUAL COMPENSATION            UNDERLYING       PAYOUTS
               NAME AND                  -------------------------------------    OPTIONS/       ALL OTHER
         PRINCIPAL POSITION(1)           YEAR   SALARY($)   BONUS($)    OTHER     SARS(#)     COMPENSATION($)
---------------------------------------  ----   ---------   --------   -------   ----------   ---------------
Gerald R. Leonard(**)..................  1998   $370,820          --   $11,208      40,000             --
  Chief Executive Officer                1999    433,910          --     6,958      60,000       $ 10,267(1)
  and President
Sidney D. Rogers, Jr.(****)............  1998    201,667          --     3,584      70,000             --
  Chief Administrative Officer, Vice     1999    195,000          --     2,214          --          7,437(1)
  President and Secretary
Bruce A. Butler(*).....................  1999    343,076    $145,000        --          --         69,805(2)
  Chief Operations Officer
Glenn F. Gillam(**)....................  1998    268,333     100,000    10,927     100,000             --
  President of Broker Operations         1999    304,166     100,000     3,378          --          5,542(1)
Douglas H. Holstein(**)................  1998    275,866          --        --      50,000        338,708
  Executive Vice President of Sales      1999    290,769          --   300,077          --          2,674(1)
Ronald D. Pedersen(***)................  1999    441,000          --        --          --          4,800(1)
  Chairman of the Board

---------------

   (*) Former Richmont employee who did not serve as an executive officer until the Merger.

  (**) Former Merkert or Rogers employees who commenced employment with the Company upon the Combination.

 (***) Former Richmont CEO and Chairman of the Board until the Merger.
       Currently, serves as Chairman of the Board of the Company.

(****) Former Merkert employee who commenced employment with the Company upon the Combination. As of March 31, 2000, Mr. Rogers is no longer employed with the Company.

   (1) Consists of amounts contributed by the Company to the Company's 401(k) Plan in which all employees of the Company are eligible to participate.

   (2) Consists of amounts contributed by the Company to the Company's 401(k) Plan in which all employees of the Company are eligible to participate and $65,005 for moving and relocation expenses.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the options granted in 1999 to the named executive officers:

                                            PERCENT OF                              POTENTIAL REALIZABLE VALUE
                                              TOTAL                                   AT ASSUMED ANNUAL RATES
                            NUMBER OF        OPTIONS       EXERCISE                 OF SHARE PRICE APPRECIATION
                             SHARES         GRANTED TO     OR BASE                        FOR OPTION TERM
                           UNDERLYING      EMPLOYEES IN     PRICE      EXPIRATION   ---------------------------
NAME                     OPTIONS GRANTED   FISCAL YEAR    ($/SHARE)       DATE          5%             10%
----                     ---------------   ------------   ----------   ----------   -----------   -------------
Gerald R. Leonard......      60,000           6.09%         $13.50        8/09       $509,400      $1,290,930
Sidney D. Rogers.......          --              --             --          --             --              --
Bruce A. Butler........          --              --             --          --             --              --
Glen F. Gillam.........          --              --             --          --             --              --
Douglas H. Holstein....          --              --             --          --             --              --
Ronald D. Pedersen.....          --              --             --          --             --              --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth information concerning the number and value of unexercised options to purchase shares of the Common Stock held by each of the named executive officers who held such options at December 31, 1999. None of the named persons exercised any stock options during 1999.

                                                            NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                                SHARES                      AT DECEMBER 31, 1999            DECEMBER 31, 1999(1)
                              ACQUIRED ON    VALUE     -------------------------------   ---------------------------
NAME                           EXERCISE     REALIZED   EXERCISABLE      UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   ------------     --------------   -----------   -------------
Gerald R. Leonard...........      --           --          8,000            92,000           --             --
Sidney D. Rogers, Jr. ......      --           --         14,000            56,000           --             --
Glen F. Gillam..............      --           --         20,000            80,000           --             --
Douglas H. Holstein.........      --           --         10,000            40,000           --             --
Bruce A. Butler.............      --           --             --                --           --             --
Ronald D. Pedersen..........      --           --             --                --           --             --

---------------

(1) Since the exercise price of the options for these individuals (i.e. $11.25, $13.50 and $15.00) was greater than the closing sale price of the Common Stock, as reported by the Nasdaq National Market, on December 31, 1999 ($4.44), none of the options were "in-the-money".

COMPENSATION OF DIRECTORS

     Employee Directors do not receive compensation for their services on the Board of Directors or committees thereof. Each Director who is not an employee of the Company (an "Independent Director") receives annual compensation in the amount of $25,000. Under the Company's stock option plan, each Independent Director elected following the Offering is entitled to receive an initial option to purchase approximately 20,000 shares of Common Stock upon his or her election to the Board of Directors, and each Independent Director who is serving as a Director on the fifth business day after each annual meeting of stockholders will receive an option to purchase approximately 5,000 additional shares of Common Stock.

     The Independent Director who serves as chairman of the Audit Committee may receive options to purchase an additional 5,000 shares of Common Stock on the fifth business day after each annual meeting of stockholders. All options granted to Independent Directors under the Company's stock option plan vest 50% upon the first anniversary of the grant date and the remaining 50% vests in equal annual installments over the number of years remaining in each Director's term as of the first anniversary of the grant date. Such options terminate upon the tenth anniversary of the grant date and have an exercise price per share equal to the fair market value of the Common Stock on the grant date.

EMPLOYMENT AND NONCOMPETE AGREEMENTS WITH EXECUTIVE OFFICERS

     On April 27, 1999, Mr. Leonard entered into an employment and noncompetition agreement with the Company providing for a base salary, which is currently $455,000. The term of employment is for five years, and will continue from month to month thereafter unless terminated by either party. If the Company terminates Mr. Leonard's employment without cause, Mr. Leonard is entitled to receive his then current base salary until expiration of the initial term or the extension period. Mr. Leonard would also receive a continuation of group health and automobile benefits during such time period. Pursuant to the agreement, Mr. Leonard is subject to noncompetition and nonsolicitation provisions for one year after the termination of his employment.

     On April 2, 1996, Mr. Butler entered into an employment agreement with MSSC, providing for a base salary, which is currently $350,000, and for a term of three years. The term is automatically extended for additional one year terms unless terminated by the Company. If the Company terminates Mr. Butler's employment without cause, Mr. Butler is entitled to receive his then current base salary until the expiration of the extension period. Pursuant to the agreement, Mr. Butler is subject to noncompetition and nondisclosure provisions for one year after the termination of his employment. Additionally, Mr. Butler entered into an executive retention bonus agreement with MSSC providing for a special retention bonus of $250,000, provided that Mr. Butler, among other conditions, continues to be employed by the Company through November 30, 2000. Mr. Butler received $125,000 of the bonus in a lump sum payment and is receiving the balance in equal installments over a 12 month period. On November 20, 1995, Mr. Butler and the Company entered into an amendment to his deferred compensation plan that provides for the sum of $1,250,000 to be distributed to Mr. Butler in the event of his death or termination of employment. Pursuant to this amendment, Mr. Butler is fully vested without regard to age or years of employment, however, if Mr. Butler voluntarily terminates his employment prior to December 31, 2006, he forfeits 50% of the vested amount.

     Effective as of March 31, 2000, Sidney D. Rogers, Jr.'s employment with the Company was terminated. Pursuant to the separation and release agreement with the Company, dated March 27, 2000, Mr. Rogers will be entitled to receive severance in the amount of approximately $344,000 payable in 45 installments in accordance with the Company's regularly scheduled payroll and certain other benefits specified in the agreement.

     On April 2, 1996, Mr. Pedersen entered into an employment agreement with MSSC providing for a base salary which is currently $441,000. In addition, if the Company terminates Mr. Pedersen's employment, Mr. Pedersen is entitled to receive his then current base salary for a period of two years after termination. Pursuant to the agreement, Mr. Pedersen is subject to noncompetition provisions for a period of two years following his termination. On November 20, 1995, Mr. Pedersen and the Company entered into an amendment to his deferred compensation plan that provides the principal amount to be distributed to Mr. Pedersen in the event of his death or termination of employment. Pursuant to this amendment, Mr. Pedersen is fully vested without regard to his age or years of employment in the amount of $2,750,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1999, James A. Schlindwein, Edward P. Grace, III and Michael Merriman served as members of the Compensation Committee of the Company. Each member is an outside Independent Director and is not a current or former officer or employee of the Company or any of its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 2000, by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Common Stock, (ii) each director and named executive officers of the Company named below, and (iii) all directors and executive officers of the Company as a group. As of March 31, 2000, the Company had 19,790,835 shares of Common Stock outstanding, including 19,455,135 shares of unrestricted Common Stock and 335,700 shares of restricted Common Stock outstanding. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                 SHARES           PERCENTAGE
                                                              BENEFICIALLY        OF SHARES
NAME OF BENEFICIAL OWNER(1)                                     OWNED(2)      BENEFICIALLY OWNED
---------------------------                                   ------------    ------------------
MS Acquisition Ltd.(3)......................................   13,086,589(4)         66.1%
  17855 N. Dallas Parkway, Suite 200
  Dallas, Texas 75287
James L. Monroe.............................................   13,377,911(5)         67.7%
  8 Cedar Street, Suite 54A
  Woburn, Massachusetts 01801
John P. Rochon(3)...........................................   13,086,589(4)         66.1%
Timothy M. Byrd(3)..........................................   13,086,589(4)         66.1%
Nick G. Bouras(3)...........................................   13,086,589(4)         66.1%
Edward P. Grace, III........................................       59,045(6)            *
Gerald R. Leonard...........................................      234,152(7)          1.2%
James A. Schlindwein........................................      485,819(8)          2.5%
Glenn F. Gillam.............................................       24,325(9)            *
Michael J. Merriman.........................................            0(10)           *
Bruce A. Butler.............................................   13,136,589(11)        66.5%
Gary R. Guffey..............................................   13,136,589(12)        66.5%
Jeffrey A. Watt.............................................   13,136,589(13)        66.5%
Ronald D. Pedersen..........................................   13,136,589(14)        66.5%
Goldman Sachs Asset Management(15)..........................      991,000             5.0%
  One New York Plaza
  New York, NY 10004
All directors and executive officers as a group (11
  persons)..................................................   13,939,930(16)        70.4%

---------------

  *  less than 1%

 (1) Unless otherwise indicated, the mailing address for each stockholder and director is c/o the Company, 17855 North Dallas Parkway, Suite 200, Dallas, Texas 75287.

 (2) Beneficial ownership information is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares of Common Stock beneficially owned by a person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of this report are deemed outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (3) Beneficial ownership information is based on a report on Schedule 13D filed with the SEC, dated April 3, 2000. Because of their direct or indirect ownership interests in, or control of, MS Acquisition Limited, each of MSSC Acquisition Corporation, Richmont Capital Partners I, L.P., J.R. Investments Corp., John P. Rochon, Timothy M. Byrd and Nick G. Bouras may be deemed to beneficially own such shares.

 (4) Beneficial ownership information is based on a report on Schedule 13D filed with the SEC, dated April 3, 2000. Such shares include 9,600,617 shares of Common Stock directly owned by MS Acquisi-tion Limited. Such shares also include 3,485,972 shares of Common Stock that are the subject of a certain Voting Agreement, dated as of August 18, 1999 by and among MS Acquisition Ltd., Ronald D. Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffrey A. Watt, JLM Management Company, LLC and Monroe & Company, LLC. Each of MS Acquisition Ltd., MSSC Acquisition Corporation, Richmont Capital Partners I, L.P., J.R. Investments Corp., John P. Rochon, Nick G. Bouras and Timothy M. Byrd disclaims beneficial ownership of these shares.

 (5) Beneficial ownership information is based on the Schedule 13D/A filed by James L. Monroe, JLM Management, LLC and Monroe & Company, LLC on October 14, 1999. Such Schedule 13D/A states that 7,800,624 shares of Common Stock are beneficially owned, including (i) 405,210 shares of Common Stock and 111,900 shares of restricted Common Stock, which shares are convertible into shares of Common Stock in specific circumstances, that are held by Monroe & Company, LLC, of which Mr. Monroe is the sole manager; (ii) 398,544 shares of Common Stock and 111,900 shares of restricted Common Stock that are held by JLM Management, LLC, of which Mr. Monroe is the sole manager; and (iii) 21,927 shares of Common Stock and 5,595 shares of restricted Common Stock held by Sandra Monroe, Mr. Monroe's spouse, and for which Mr. Monroe disclaims beneficial ownership. The number also includes shares of Common Stock which are the subject of a certain Voting Agreement, dated as of August 18, 1999 by and among MS Acquisition Limited, Ronald D. Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffrey A. Watt, JLM Management Company, LLC and Monroe & Company, LLC including 5,577, 287 shares acquired by MS Acquisition Limited in January 2000 and March 2000 and subject to the Voting Agreement. Mr. Monroe disclaims beneficial ownership of these shares. See footnotes (3) and (4).

 (6) Includes 4,000 shares subject to options exercisable within 60 days of March 31, 2000.

 (7) Includes (i) 4,275 shares of Common Stock held by Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to Mr. Leonard; and (ii) 44,760 shares of restricted Common Stock, which shares are convertible into shares of Common Stock in certain circumstances. Does not include an aggregate of 55,044 shares held by The Corrie E. Leonard Irrevocable Trust and The Kevin M. Leonard Irrevocable Trust, for which Mr. Leonard serves as a Trustee. Mr. Leonard disclaims beneficial ownership of the shares of Common Stock held by such trusts. Includes 8,000 shares subject to options exercisable within 60 days of March 31, 2000.

 (8) Includes 473,319 shares held by the Merkert Enterprises, Inc. Employee Stock Ownership Trust, of which Mr. Schlindwein is the trustee. Mr. Schlindwein disclaims beneficial ownership of these shares. Includes 5,000 shares subject to options exercisable within 60 days of March 31, 2000.

 (9) Includes 3,925 shares held by the Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to Mr. Gillam. Includes 20,000 shares subject to options exercisable within 60 days of March 31, 2000.

(10) Excludes 20,000 shares subject to options not exercisable within 60 days of March 31, 2000.

(11) Beneficial ownership information is based on the Schedule 13D filed by Bruce A. Butler on August 27, 1999. Such Schedule 13D states that 7,559,302 shares of Common Stock are beneficially owned. Mr. Butler directly owns 301,721 shares and disclaims 7,257,581 shares of Common Stock that are the subject of a certain Voting Agreement, dated as of August 18, 1999 by and among MS Acquisition Limited, Ronald D. Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffrey A. Watt, JLM Management Company, LLC and Monroe & Company, LLC. Mr. Butler also beneficially owns 5,577,287 shares acquired by MS Acquisition Limited in January 2000 and March 2000 that are subject to the Voting Agreement. Mr. Butler disclaims beneficial ownership of these shares. See footnotes (3) and (4).

(12) Beneficial ownership information is based on the Schedule 13D filed by Gary
     R. Guffey on August 27, 1999. Such Schedule 13D states that 7,559,302 shares of Common Stock are beneficially owned. Mr. Guffey directly owns 301,721 shares and disclaims 7,257,581 shares of Common Stock that are the subject of a certain Voting Agreement, dated as of August 18, 1999 by and among MS Acquisition Limited, Ronald D. Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffrey A. Watt, JLM Management Company, LLC and Monroe & Company, LLC. Mr. Guffey also beneficially owns 5,577,287 shares acquired by MS Acquisition Limited in January 2000 and March 2000 that are subject to the Voting Agreement. Mr. Guffey disclaims beneficial ownership of these shares. See footnotes (3) and (4).

(13) Beneficial ownership information is based on the Schedule 13D filed by Jeffrey A. Watt on August 27, 1999. Such Schedule 13D states that 7,559,302 shares of Common Stock are beneficially owned. Mr. Watt directly owns 819,759 shares and disclaims 6,739,543 shares of Common Stock that are the subject of a certain Voting Agreement, dated as of August 18, 1999 by and among MS Acquisition Limited, Ronald D. Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffrey A. Watt, JLM Management Company, LLC and Monroe & Company, LLC. Mr. Watt also beneficially owns 5,577,287 shares acquired by MS Acquisition Limited in January 2000 and March 2000 that are subject to the Voting Agreement. Mr. Watt disclaims beneficial ownership of these shares. See footnotes (3) and (4).

(14) Beneficial ownership information is based on the Schedule 13D filed by Ronald D. Pederson on August 27, 1999. Such Schedule 13D states that 7,559,302 shares of Common Stock are beneficially owned. Mr. Pederson directly owns 1,259,017 shares and disclaims 6,300,285 shares of Common Stock that are the subject of a certain Voting Agreement, dated as of August 18, 1999 by and among MS Acquisition Limited, Ronald D. Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffrey A. Watt, JLM Management Company, LLC and Monroe & Company, LLC. Mr. Pederson also beneficially owns 5,577,287 shares acquired by MS Acquisition Limited in January 2000 and March 2000 that are subject to the Voting Agreement. Mr. Pederson disclaims beneficial ownership of these shares. See footnotes (3) and (4).

(15) Beneficial ownership information is based on the Schedule 13G/A filed by Goldman Sachs Asset Management, a separate operating division of Goldman, Sachs & Co., on February 10, 2000.

(16) Includes 51,000 shares subject to options exercisable within 60 days of March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the founding and organization of the Company, Monroe & Company II, LLC purchased 1,376,111 shares of Common Stock for a nominal purchase price. On May 11, 1998, Monroe & Company, LLC, a Delaware limited liability company and an affiliate of James Monroe, a shareholder and former director of the Company ("Monroe"), entered into a consulting agreement with Merkert American Corporation formerly known as Monroe, Inc., also an affiliate of James Monroe ("MAC"), pursuant to which Monroe was engaged to render certain business consulting, financial advisory and investment banking services to MAC on an exclusive basis for three years (the "1998 Consulting Agreement"). Pursuant to the 1998 Consulting Agreement, Monroe was to be paid a financial advisory fee equal to (i) 5% of any consideration paid by the Company in connection with any transaction which results in the merger, consolidation or combination of the Company and a third party, the acquisition by the Company of the capital stock or assets of a third party or a joint venture with any third party ("Consideration") up to $1.0 million; plus (ii) 4% of the Consideration paid in excess of $1.0 million and up to $2.0 million; plus (iii) 3% of the Consideration paid in excess of $2.0 million and up to $3.0 million; plus (iv) 2% of the Consideration paid in excess of $3.0 million and up to $4.0 million; plus (v) 1% of the Consideration paid in excess of $4.0 million. Under the 1998 Consulting Agreement, Monroe was also to be paid a fee equal to 0.75% of any principal amount committed under a senior credit facility for the Company from a lending institution. An additional fee was payable to Monroe upon increases in such amount or upon refinancing with a new lender during the term of the consulting agreement. The Company also agreed to indemnify Monroe against certain liabilities. On October 1, 1999, Monroe filed suit in Massachusetts state court against the Company seeking a $2.5 million fee as a result of the Merger.

     On August 18, 1999, the 1998 Consulting Agreement (without giving effect to fees that may be owed in connection with the Merger) was superseded and replaced with a letter agreement (the "1999 Consulting Agreement") between Monroe, Richmont Capital Partners I, L.P., a Delaware limited partnership ("Richmont Capital", and together with Monroe, the "Consultants") and MAC. The 1999 Consulting Agreement provides for the Consultants to render certain business consulting, financial advisory and investment banking services to MAC on an exclusive basis in connection with possible transactions (as defined) and consulting projects for a term of three years. The financial advisory fees to be paid under the

1999 Consulting Agreement are the same as those under the 1998 Consulting Agreement except that they would be split equally between the Consultants. The Company also agreed to indemnify the Consultants against certain liabilities.

     In April 1998, Gerald R. Leonard, Chairman of the Board, Chief Executive Officer and President of the Company, purchased approximately 275,000 shares of Common Stock from the Company for an aggregate purchase price of $1.5 million. The purchase price for such stock was paid by a promissory note from Mr. Leonard to the Company in the principal amount of $1.5 million (the "Leonard Note"). The Leonard Note provides that amounts outstanding thereunder will bear interest at a rate per annum of 6%, compounded semi-annually and that the entire principal amount and accrued interest will be due and payable on April 8, 2003. Mr. Leonard's obligations under the Leonard Note are secured by a pledge of 98,361 of the shares of Common Stock pursuant to a stock pledge agreement. The Leonard
Note is a recourse obligation of Mr. Leonard with respect to the sum of (i) the outstanding principal amount from time to time less $0.8 million (but not less than $0) plus (ii) one-half of the accrued and unpaid interest at such time.

     On February 17, 2000, the Company sold certain improved real properties containing general office and warehouse space situated in Arizona and California to RCPI Office Properties, LLC, a company affiliated with MS Acquisition Limited ("MS Acquisition"), for approximately $7.3 million. Concurrently therewith, the Company leased back from RCPI Office Properties, LLC, the premises at fixed monthly rentals of approximately $20,000 per month for the Arizona property and $42,000 per month for the California property. The Arizona and California leases expire in February 2001 and February 2004, respectively, subject to renewal options and early termination provisions. The Company believes that the terms of these transactions were similar to those that would have been obtained as a result of arms length negotiations between unrelated parties.

     On January 7, 2000, the Company received an equity investment from MS Acquisition. MS Acquisition increased its equity position by purchasing 1,577,828 additional shares of Common Stock at an aggregate purchase price of $5.0 million ($3.17 per share representing the fair market value thereof) pursuant to the terms of a stock purchase agreement. On March 30, 2000, the Company received another equity investment when MS Acquisition purchased an additional 4.0 million shares of Common Stock at a price of $2.50 per share pursuant to the terms of a stock purchase agreement.

  Company Policy

     The Company's policy is that any future transactions with directors, officers, employees or affiliates of the Company be approved in advance by a majority of the Company's Board of Directors, including a majority of the disinterested members of the Board of Directors, and be on terms no less favorable to the Company than the Company could obtain from unaffiliated parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Annual Report on Form 10-K.

      1. Financial Statements.

      The Financial Statements filed as a part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

      2. Financial Statement Schedule.

      The Financial Statement Schedule filed as a part of this Annual Report on Form 10-K is listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

      3. Exhibits.

      The Exhibits filed as a part of this Form 10-K are listed on the Index to Exhibits immediately following the Company's Financial Statements.

     (b) Reports on Form 8-K.

      1. Current report on Form 8-K dated October 14, 1999, reporting the resignation, effective October 6, 1999, of James L. Monroe from the Company's Board of Directors.

      2. Current report on Form 8-K dated October 15, 1999, reporting (i) the appointment of Timothy M. Byrd as Chief Financial Officer, (ii) the acquisition of Paul Inman Associates, Inc., a full service food brokerage firm with operations in the Midwest, (iii) the resignation of James L. Monroe from the Company's Board of Directors and (iv) revisions to the Company's Year 2000 earnings estimates for the third and fourth quarters.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARKETING SPECIALISTS CORPORATION

                                          By:      /s/ Timothy M. Byrd
                                          --------------------------------------
                                                      Timothy M. Byrd,
                                             Chief Financial Officer, Director

Dated: April 12, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2000.

     Each person whose signature appears below hereby constitutes and appoints Timothy M. Byrd his true and lawful attorney-in-fact, for him and in his name, place and stead, to sign any and all amendments to this report and to cause the same to be filed with the Securities and Exchange Commission, hereby granting to said attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite or desirable to be done in and about the premises as fully to all intents and purposes as the undersigned might or could do in person hereby ratifying and confirming all acts and things that said attorney-in-fact may do or cause to be done by virtue of these presents.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ RONALD D. PEDERSEN                  Chairman of the Board
-----------------------------------------------------
                 Ronald D. Pedersen

               /s/ GERALD R. LEONARD,                  Chief Executive Officer, President, Director
-----------------------------------------------------    (Principal Executive Officer)
                  Gerald R. Leonard

                 /s/ TIMOTHY M. BYRD                   Chief Financial Officer, Director (Principal
-----------------------------------------------------    Financial Officer)
                   Timothy M. Byrd

                   /s/ JAY DINUCCI                     Corporate Controller (Principal Accounting
-----------------------------------------------------    Officer)
                     Jay DiNucci

                 /s/ NICK G. BOURAS                    Director
-----------------------------------------------------
                   Nick G. Bouras

              /s/ EDWARD P. GRACE, III                 Director
-----------------------------------------------------
                Edward P. Grace, III

               /s/ MICHAEL J. MERRIMAN                 Director
-----------------------------------------------------
                 Michael J. Merriman

                 /s/ JOHN P. ROCHON                    Director
-----------------------------------------------------
                   John P. Rochon

              /s/ JAMES A. SCHLINDWEIN                 Director
-----------------------------------------------------
                James A. Schlindwein

ITEM 14A.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:
MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES:
  Report of Independent Public Accountants..................   F-2
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Stockholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7
MERKERT ENTERPRISES, INC. AND SUBSIDIARY:
  Report of Independent Public Accountants..................  F-27
  Consolidated Statements of Operations.....................  F-28
  Consolidated Statements of Stockholders' Equity...........  F-29
  Consolidated Statements of Cash Flows.....................  F-30
  Notes to Consolidated Financial Statements................  F-31
ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY:
  Report of Independent Public Accountants..................  F-35
  Consolidated Statements of Operations.....................  F-36
  Consolidated Statements of Stockholders' Equity...........  F-37
  Consolidated Statements of Cash Flows.....................  F-38
  Notes to Consolidated Financial Statements................  F-39
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:
MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES:
  II. Valuation and Qualifying Accounts for the year ended
     December 31, 1999......................................   S-1

SCHEDULES OMITTED:

     All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marketing Specialists Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Marketing Specialists Corporation and Subsidiaries (formerly Merkert American Corporation and Subsidiaries -- the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, and for the period from inception (March 4, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Specialists Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, and for the period from inception (March 4, 1998) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

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

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 3, 2000 (except with respect to the matter discussed in Note 17, as to which the date is March 30, 2000)

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash......................................................    $     --       $  1,185
  Restricted cash...........................................       1,200          9,981
  Accounts receivable, less allowance for doubtful accounts
     of $5,730 and $1,374 at December 31, 1999 and 1998,
     respectively...........................................      53,579         22,334
  Income taxes receivable...................................          --          2,647
  Inventories...............................................       1,221          1,623
  Properties held for sale..................................       7,312             --
  Prepaid expenses and other................................       2,895          1,018
                                                                --------       --------
          Total current assets..............................      66,207         38,788
                                                                --------       --------
Property, plant and equipment, net..........................      35,204         17,417
Intangibles, net............................................     338,540        126,461
Other assets................................................       9,665          5,744
                                                                --------       --------
          Total assets......................................    $449,616       $188,410
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations...............    $ 48,055       $ 10,523
  Accounts payable..........................................      14,396          9,293
  Accrued expenses..........................................      33,664         21,080
                                                                --------       --------
          Total current liabilities.........................      96,115         40,896
Long-term obligations, net of current portion:
  Long-term debt and notes payable..........................     170,065         61,445
  Acquisition related deferred compensation liabilities.....      35,921          1,234
  Covenants not to compete..................................      21,041         11,844
  Obligations under capital leases..........................         804            150
                                                                --------       --------
          Total long-term obligations, net of current
            portion.........................................     227,831         74,673
Other liabilities, net of current portion...................       7,428            246
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value -- Authorized -- 54,000,000
     shares
     Issued and outstanding -- 14,173,844 and 7,218,000,
      respectively..........................................         142             72
  Additional paid-in capital................................     143,080         75,489
  Note for sale of common stock.............................      (1,500)        (1,500)
  Accumulated deficit.......................................     (23,033)        (1,466)
  Treasury stock, at cost -- 39,707 and 0 shares,
     respectively...........................................        (447)            --
                                                                --------       --------
          Total stockholders' equity........................     118,242         72,595
                                                                --------       --------
          Total liabilities and stockholders' equity........    $449,616       $188,410
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                 YEAR ENDED       (MARCH 4, 1998) TO
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   ------------------
Commissions.................................................     $  246,714           $    5,975
Sales.......................................................         43,891                2,420
                                                                 ----------           ----------
          Revenues..........................................        290,605                8,395
Cost of sales...............................................         39,744                2,368
Selling expenses............................................        177,043                4,293
General and administrative expenses.........................         54,984                2,742
Depreciation and amortization...............................         13,504                  179
Restructuring charge........................................         13,290                   --
                                                                 ----------           ----------
          Operating loss....................................         (7,960)              (1,187)
Interest expense, net.......................................         13,854                  273
Other (income) expense, net.................................           (247)                   6
                                                                 ----------           ----------
          Loss before provision for income taxes............        (21,567)              (1,466)
Provision for income taxes..................................             --                   --
                                                                 ----------           ----------
          Net loss..........................................     $  (21,567)          $   (1,466)
                                                                 ==========           ==========
Net loss per share -- basic and diluted.....................     $    (2.16)          $    (0.78)
                                                                 ==========           ==========
Weighted average shares outstanding -- basic and diluted....      9,973,759            1,891,000
                                                                 ==========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  COMMON STOCK,                   NOTE FOR
                                 $.01 PAR VALUE      ADDITIONAL   SALE OF                  TREASURY
                               -------------------    PAID IN      COMMON    ACCUMULATED    STOCK,
                                 SHARES     AMOUNT    CAPITAL      STOCK       DEFICIT     AT COST     TOTAL
                               ----------   ------   ----------   --------   -----------   --------   --------
BALANCE, MARCH 4, 1998.......          --    $ --     $     --    $    --     $     --      $  --     $     --
Shares issued upon founding
  the organization...........   1,376,111      14          (14)        --           --         --           --
Shares issued to employee....     275,222       2        2,769     (1,500)          --         --        1,271
Shares issued in connection
  with the Combination.......   1,166,667      12       14,863         --           --         --       14,875
Shares sold in connection
  with the Offering, net of
  expenses...................   4,400,000      44       57,871         --           --         --       57,915
Net loss.....................          --      --           --         --       (1,466)        --       (1,466)
                               ----------    ----     --------    -------     --------      -----     --------
BALANCE, DECEMBER 31, 1998...   7,218,000    $ 72     $ 75,489    $(1,500)    $ (1,466)     $  --     $ 72,595
Shares issued upon exercise
  of over-allotment option...     290,000       3        4,043         --           --         --        4,046
Shares issued in connection
  with the Merger............   6,705,551      67       63,364         --           --         --       63,431
Deferred
  compensation -- option
  plans......................          --      --          184         --           --         --          184
Treasury stock purchases.....     (39,707)     --           --         --           --       (447)        (447)
Net loss.....................          --      --           --         --      (21,567)        --      (21,567)
                               ----------    ----     --------    -------     --------      -----     --------
BALANCE, DECEMBER 31, 1999...  14,173,844    $142     $143,080    $(1,500)    $(23,033)     $(447)    $118,242
                               ==========    ====     ========    =======     ========      =====     ========

  The accompanying notes are an integral part of these consolidated financial
                                  Statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                 YEAR ENDED       (MARCH 4, 1998) TO
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................      $(21,567)            $ (1,466)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities --
    Depreciation and amortization...........................        13,504                  179
    Restructuring charge....................................        13,290                   --
    Other...................................................           930                   --
    Changes in assets and liabilities, exclusive of
      acquisitions --.......................................                                 --
    (Increase) decrease in --
         Restricted cash....................................         1,587                  (28)
         Accounts receivable, net...........................         8,531                  950
         Income taxes receivable............................         2,452                   --
         Inventories........................................           402                 (277)
         Prepaid expenses and other current assets..........           (32)                  --
         Other assets.......................................         2,031                   --
    Increase (decrease) in --
         Accounts payable...................................        (1,629)              (3,141)
         Accrued expenses...................................       (17,344)               1,700
                                                                  --------             --------
         Net cash provided by (used in) operating
           activities.......................................         2,155               (2,083)
                                                                  --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.....................        (1,583)                  --
    Acquisitions, net of cash acquired......................       (13,711)             (96,147)
                                                                  --------             --------
         Net cash (used in) investing activities............       (15,294)             (96,147)
                                                                  --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted cash.........................................         9,015               (9,000)
    Borrowings under Credit Facility........................        20,300               50,000
    Principal payments on notes payable and other long-term
      obligations...........................................       (18,951)                  --
    Principal payments on acquisition related deferred
      compensation agreements...............................        (1,304)                  --
    Principal payments on covenants not to compete..........          (898)                  --
    Issuance of Common Stock, net of expenses...............         3,792               57,915
                                                                  --------             --------
         Net cash provided by financing activities..........        11,954               98,915
                                                                  --------             --------
         Net increase (decrease) in cash....................        (1,185)                 685
                                                                  --------             --------
CASH AT BEGINNING OF PERIOD.................................         1,185                  500
                                                                  --------             --------
CASH AT END OF PERIOD.......................................      $     --             $  1,185
                                                                  ========             ========
SUPPLEMENTAL DISCLOSURES OF:
    Cash flow information --
    Cash payments for --
         Interest...........................................      $ 12,558             $      7
                                                                  ========             ========
         Income taxes.......................................            54                   --
                                                                  ========             ========
    Non-cash flow information --
         Note for sale of Common Stock......................      $     --             $  1,500
                                                                  ========             ========
         Common Stock issued in the Combination.............      $     --             $ 14,875
                                                                  ========             ========
         Acquisition cost financed with debt................      $ 11,513             $     --
                                                                  ========             ========
         Common Stock issued in the Merger..................      $ 63,431             $     --
                                                                  ========             ========
         Net liabilities assumed............................      $125,190             $     --
                                                                  ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BUSINESS AND ORGANIZATION

     Marketing Specialists Corporation (formerly Merkert American
Corporation -- the "Company") was incorporated on March 4, 1998, to create a leading national food brokerage firm providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). On December 18, 1998, simultaneously with the consummation of the Company's Initial Public Offering (the "Offering"), the Company purchased, in separate transactions (collectively, the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert") and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). From March 4, 1998 through December 18, 1998, the Company's only operations related to the Offering and Combination.

     On August 18, 1999, the Company completed a merger with Dallas, Texas-based Richmont Marketing Specialists Inc., ("Richmont") and changed its name to Marketing Specialists Corporation (the "Merger" -- see Note 4).

     The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with retailers, mass merchandisers, supercenters, membership warehouses, drug stores, speciality food outlets, and wholesalers ("Retailers"). The Company's principal source of revenue is commissions it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected Retailers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of these financial statements.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Revenue is earned from commissions on sales of food products and consumer goods on behalf of Manufacturers. Commission revenue is recorded as income when product shipment has occurred and notification of such shipment is received from the Manufacturers. Product sales revenue is recognized upon shipment by the Company.

  Fair Value of Financial Instruments

     The fair values of cash and cash equivalents, accounts receivable, trade payables and short-term debt approximate carrying value at December 31, 1999, due to the short period of time to maturity. Management estimates the fair value of long-term debt to approximate the carrying value at December 31, 1999, based

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

upon current market interest rates in relation to the imputed interest rate of each instrument and the relative liquidity of each instrument.

  Net Loss Per Share

     The basic and diluted net loss per share is computed based upon the weighted average number of shares outstanding of 9,973,759 for the year ended December 31, 1999, and 1,891,000 for the period ended December 31, 1998, respectively. The effect of outstanding options is anti-dilutive.

  Statements of Cash Flows

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable and notes receivable. As of December 31, 1999 and 1998, no individual Manufacturer represents a significant concentration of accounts receivable. The Company generally does not require collateral on accounts receivable and notes receivable, as the Company's Manufacturers are generally large, well-established companies. The Company periodically performs credit evaluations of its Manufacturers and maintains reserves for potential losses. The established reserves and the credit losses have historically been within Company estimates.

  Inventories

     Inventories are primarily finished goods and consist of packaged food, price marking guns and labels as well as other supplies sold to Retailers. Inventories are stated at the lower of cost or market and are valued on a first-in, first-out (FIFO) basis.

  Property and Equipment

     Property and equipment are stated at estimated fair value, or cost (subsequent to the acquisition). Depreciation and amortization are computed using straight-line or accelerated methods over the estimated useful lives.

  Intangible Assets

     Intangible assets include goodwill, covenants not to compete, Manufacturer relationships, and trained workforce. Goodwill represents the excess of the purchase price over the fair value of the net assets of various businesses acquired. The recorded goodwill is amortized over its estimated useful life, which ranges from 20 to 40 years. Non-compete assets are recorded at fair value and are amortized over the term of the related agreement, generally three to ten years. Manufacturer relationships and trained workforce are recorded at estimated fair value based on independent appraisals and are amortized over periods ranging from one to ten years.

  Income Taxes

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes. SFAS 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

tax basis of assets and liabilities and are measured using the enacted tax rates which will be in effect when these differences are expected to reverse.

  Comprehensive Income

     In 1998, the Company adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and other comprehensive income items. In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. The adoption of this statement had no impact on total stockholders' equity for the year ended December 31, 1999 and the period ended December 31, 1998.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. The Company does not anticipate that the adoption of this new standard will have a material impact on the Company's fiscal position or results of operations.

  Impairment of Long-Lived Assets

     The Company evaluates the carrying value of its long-lived assets in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Accordingly, the Company evaluates long-lived assets including property and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under SFAS 121, an assessment is made to determine whether the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows for the applicable operation or independent appraisal). At December 31, 1999 and 1998, management believes no such impairment of assets was indicated.

  Restructuring

     Following the Merger, a decision was made to eliminate redundant personnel and facilities costs. This resulted in the recognition of a $13.3 million restructuring charge in the third quarter. The charge consists of approximately $8.6 million relating to non-cancelable lease obligations on vacated facilities and $4.7 million relating to severance and other personnel amounts in connection with the elimination of approximately 400 jobs. Payments of $1,378 were made prior to December 31, 1999. The balance of this restructuring charge, $11,912 has been, or will be paid subsequent to December 31, 1999. As the Company continues its integration plans, additional restructuring charges may be required.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In 1998, restructuring reserves of $6,935 were established for severance prior to the Combination, of which approximately $1,679 remains outstanding as of December 31, 1999.

     The following is a rollforward of the restructuring charges recorded by the
Company:

                           BEGINNING       CHARGED TO
YEAR                        BALANCE          INCOME      USAGE    ENDING BALANCE
----                   -----------------   ----------   -------   --------------
1998                        $6,935(1)       $    --     $(1,789)     $ 5,146
1999                        $5,146          $13,290     $(4,845)     $13,591(2)

---------------

(1) The beginning balance was obtained in the Combination (see Note 4).

(2) The current portion of this charge, $8,189, has been reflected in the Accrued Expenses, with the remainder recorded in Other Liabilities in the accompanying consolidated balance sheet at December 31, 1999.

  Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation.

  Promotional Advances

     Promotional advances represent amounts received from Manufacturers for the future promotion of their products. Such amounts are recorded as liabilities until they are spent on behalf of and under the direction of the Manufacturers.

  Prior Year Reclassifications

     Certain prior-year balances have been reclassified to conform to the current year presentation.

3. THE OFFERING

     On December 18, 1998, the Company completed the Offering and sold 4,400,000 shares of its Common Stock at a price of $15.00 per share and received net proceeds of approximately $57,915 used primarily to fund the Combination. The Common Stock sold in the Offering does not include an additional 1,651,333 shares issued to related parties in connection with the organization and initial capitalization of the Company (see Note 11), nor 1,166,667 shares issued in connection with the Combination (see Note 4). In January 1999, the Company issued 290,000 shares of its Common Stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the Offering, raising net proceeds of approximately $4,046 used by the Company to fund certain acquisitions and for other corporate purposes. (See Note 4)

     The Company and certain executives and directors are parties to a Registration Rights Agreement, as amended, pursuant to which the individuals have certain "piggy-back" registration rights in the event the Company registers any of its securities for either itself or for security holders exercising their registration rights.

     In connection with the Combination, the Company entered into Registration Rights Agreements with the former stockholders of Merkert and Rogers, respectively, pursuant to which such former stockholders have the right, subject to certain restrictions, to include their shares of Common Stock received in the Combination in a registration statement filed by the Company under the Securities Act.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. BUSINESS COMBINATIONS

  The Combination

     In December 1998, concurrently with and as a condition to the consummation of the Offering, the Company purchased all of the outstanding capital stock of Merkert and Rogers. The Company was designated as the accounting acquirer pursuant to Staff Accounting Bulletin 97, because the then current stockholders of the Company owned the largest portion of Common Stock after the consummation of the Offering and the Combination.

     The aggregate consideration paid by the Company for Merkert and Rogers was approximately $74,100, consisting of approximately $56,600 in cash and 1,166,667 shares of Common Stock. In connection with the Combination, the Company repaid in the aggregate, approximately $34,000 of indebtedness and certain then existing acquisition obligations of Merkert and Rogers from a portion of the net proceeds of the Offering and from net available borrowings under the Company's $75,000 Credit Facility (as described in Note 8, the "Credit Facility"). In addition, on behalf of Merkert, the Company funded approximately $1,461 of buyouts of certain employment agreements with two former employees of Merkert.

     The Combination was accounted for using the purchase method of accounting; accordingly, the results of operations of Merkert and Rogers are included in the accompanying consolidated financial statements from December 18, 1998. The Company has recorded the excess of the purchase price over the estimated fair value of the businesses acquired, approximately $124,587 (net of approximately $2,000 in value assigned to certain noncompete agreements) as "goodwill" in the accompanying consolidated balance sheets. The goodwill is being amortized over a forty-year period.

  The Merger

     On August 18, 1999, the Company completed a merger with Dallas, Texas-based Richmont, one of the largest food brokers in the United States (the "Merger"). The Company completed the Merger for an aggregate purchase price of approximately $236,838, which included approximately $3,384 in cash payments (i.e., for closing costs), no new debt, $170,023 in assumed debt and $63,431 in Common Stock and options. Under the terms of the Merger, Richmont stockholders received 6,705,551 shares of the Company's Common Stock. The Company also granted certain Richmont stockholders and employees options to purchase 800,000 in additional shares of the Company's Common Stock at a price equal to $13.50 per share. For financial reporting purposes, the Company is presented as the acquiring entity, since the Company's stockholders own the largest portion of the Common Stock of the combined Company. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation". The purchase price was allocated to the net assets of Richmont on a preliminary basis (subject to revision) based on their estimated fair values. The Company has recorded the excess of the purchase price over the estimated fair value of the net assets acquired, approximately $128,356 (net of approximately $11,095, $20,000, and $32,000 assigned on a preliminary basis (subject to revision) to non-competes, trained workforce, and Manufacturer relationships, respectively) as goodwill in the accompanying consolidated balance sheet as of December 31, 1999. See Note 1 for a discussion of the estimated useful life of each category of intangible assets. The operating results of Richmont have been included in the Company's operating results for all periods subsequent to the Merger.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table presents unaudited pro forma operating results (excluding restructuring charges) as if Richmont merged with the Company at January 1, 1999:

                                                              YEAR ENDED
                                                               12/31/99
                                                              -----------
Revenues....................................................  $   423,589
Net loss....................................................      (23,392)
Net loss per share -- basic and diluted.....................  $     (1.65)
Weighted averages shares outstanding -- basic and diluted...   14,198,648

  Other Acquisitions

     In January 1999, the Company completed the acquisition of Sell, Inc. ("Sell"), a brokerage firm operating in the Midwest region of the United States. The Company completed the acquisition of Sell for an aggregate discounted purchase price of approximately $8,535, which included approximately $3,144 in cash payments, $3,768 in new debt, and $1,623 in assumed debt. The operating results of Sell have been included in the Company's operating results for all periods subsequent to the acquisition date.

     In April 1999, the Company completed the acquisition of United Brokerage Company ("UBC"), a brokerage firm that has operated in the Midwest region of the United States under an alliance known as "The Sell Group" since 1998. The Company completed the acquisition of UBC for an aggregate discounted purchase price of approximately $6,670, which included approximately $940 in cash payments, $3,293 in new debt, and $2,437 in assumed debt. The operating results of UBC have been included in the Company's operating results for all periods subsequent to the acquisition date.

     In July 1999, the Company completed the acquisition of Buckeye Sales and Marketing ("Buckeye"), a brokerage firm with operations in Cleveland, Ohio; Pittsburgh, Pennsylvania; and upstate New York markets. The Company completed the acquisition of Buckeye for an aggregate discounted purchase price of approximately $5,048, which included approximately $150 in cash payments, $3,412 in new debt, and $1,486 in assumed debt. The operating results of Buckeye have been included in the Company's operating results for all periods subsequent to the acquisition date.

     In October 1999, the Company completed the acquisition of Paul Inman Associates, Inc. ("Inman"), a brokerage firm operating in the Midwest region of the United States. The Company completed the acquisition of Inman for an aggregate discounted purchase price of approximately $14,023, which included approximately $9,754 in cash payments, $1,040 in new debt, and $3,229 in assumed debt. The operating results of Inman have been included in the Company's operating results for all periods subsequent to the acquisition date.

     Each of the above acquisitions was accounted for as a purchase, and the purchase price was allocated to the net assets based on their estimated fair values. The resulting goodwill is being amortized over twenty years. The pro forma impact of each of the above acquisitions was not material.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                          DECEMBER 31,
                                                        -----------------   USEFUL LIVES
                                                         1999      1998       (YEARS)
                                                        -------   -------   ------------
Land..................................................  $ 5,233   $ 1,081             --
Buildings and improvements............................   14,139    10,418             40
Leasehold improvements................................    1,699       878              5
Furniture, fixtures and equipment.....................   14,362     5,093            3-5
Purchased software....................................    3,398        --              3
                                                        -------   -------
                                                         38,831    17,470
Less -- accumulated depreciation......................    3,627        53
                                                        -------   -------
                                                        $35,204   $17,417
                                                        =======   =======

     Depreciation expense was $3,834 for the year ended December 31, 1999 and $53 for the period ended December 31, 1998, respectively.

     Current assets as of December 31, 1999, include approximately $7,312 of properties held for sale. See Note 17 for further discussion.

6. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Goodwill....................................................  $282,463   $124,587
Manufacturer relationships..................................    32,000         --
Trained workforce...........................................    20,000         --
Covenants not to compete....................................    13,095      2,000
                                                              --------   --------
                                                               347,558    126,587
Less -- accumulated amortization............................     9,018        126
                                                              --------   --------
                                                              $338,540   $126,461
                                                              ========   ========

     Amortization expense related to intangible assets was $8,892 for the year ended December 31, 1999 and $126 for the period ended December 31, 1998, respectively.

7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Compensation and related....................................  $11,986   $ 9,295
Restructuring -- current portion............................    8,189     5,146
Other accruals..............................................   13,489     6,639
                                                              -------   -------
                                                              $33,664   $21,080
                                                              =======   =======

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. LONG-TERM OBLIGATIONS

  Debt

     Debt consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
$100,000, 10.125% Senior Subordinated Notes, due December
  15, 2007..................................................  $100,000   $    --
Initial Credit Facility:
  Initial Revolving Credit..................................    20,300        --
  Term Loan.................................................    43,750    50,000
Notes payable...............................................    26,113     4,246
Bank -- mortgage loans......................................    12,781    13,078
Notes payable to related parties............................     6,266        --
Other.......................................................        --       284
                                                              --------   -------
                                                               209,210    67,608
Less -- current maturities..................................   (30,395)   (6,163)
                                                              --------   -------
          Net long-term debt................................  $178,815   $61,445
                                                              ========   =======

     The aggregate maturities of debt at December 31, 1999, are as follows:

2000.....................................................   $ 30,395
2001.....................................................     16,452
2002.....................................................     27,637
2003.....................................................     18,566
2004.....................................................      3,030
Thereafter...............................................    113,130
                                                            --------
                                                            $209,210
                                                            ========

  Senior Subordinated Notes

     In December 1997, concurrently with the sale by Richmont of $100,000 of 10 1/8% Senior Subordinated Notes due 2007 (the "Issued Notes"), Richmont entered into an Exchange and Registration Rights Agreement with the initial purchaser of the Issued Notes. Under the terms of that agreement, Richmont agreed to file a registration statement regarding the exchange of the Issued Notes for new notes registered under the Securities Act of 1933, and to offer the holders of the Issued Notes an opportunity to exchange their unregistered notes for registered notes.

     On June 21, 1999, Richmont filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register $100,000 of new notes (the "Notes"). Subsequently, Richmont completed an exchange of the Issued Notes for the Notes. The Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights. The Company assumed this outstanding indebtedness in connection with the Merger.

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

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

subsidiaries. Separate financials and other disclosures for such subsidiaries have not been presented due to management's determination that such information is not material to investors.

     Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Notes is payable on December 15, 2007, the maturity date. Except as described below, the Company may not redeem the Notes prior to December 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the following redemption prices: 2002-105.063%; 2003-103.375%; 2004-101.688%; 2005 or thereafter-100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the Merger), each holder of the Notes will have the right to require the Company to make an offer to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

     The Notes subject the Company to certain limitations and restrictions primarily related to obtaining additional indebtedness, payment of dividends, and sales of assets and subsidiary stock.

  Credit Facility

     In connection with the Offering and Combination, the Company obtained a $75,000 Credit Facility (as amended on August 18, 1999) from a bank (the "Initial Credit Facility"). The Initial Credit Facility consists of a five-year, secured, fully amortizing $50,000 term loan (the "Initial Term Loan") and a three-year, secured $25,000 revolving line of credit (the "Initial Revolving Credit"). The balance outstanding under the Initial Credit Facility was $64,050 at December 31, 1999 ($20,300 under the revolver and $43,750 under the term loan). Amounts outstanding under this facility are collateralized by substantially all of the Company's assets.

     Interest is payable on the Initial Term Loan and the Initial Revolving Credit at the base rate, as defined in the amended Initial Credit Facility. The rate on the outstanding balance of the Revolver and the Initial Term Loan was 9.16% and 10.50%, respectively, as of December 31, 1999. The Initial Credit Facility requires the Company to make certain mandatory prepayments of amounts outstanding under the Initial Credit Facility with the use of certain proceeds from asset sales and debt and equity financing. The amended Initial Credit Facility requires the Company to comply with various affirmative and negative covenants, including among others: (i) the maintenance of certain financial ratios, (ii) restrictions on certain additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and (iv) obtaining the lenders' consent to acquisitions involving cash consideration in excess of a specified amount. The Company was not in compliance with certain covenants at December 31, 1999.

     See Note 17 for a discussion of certain refinancing events occurring subsequent to December 31, 1999.

  Notes Payable

     The notes payable amounts generally consist of the total estimated payments to be made pursuant to acquisition agreements. The total estimated payments have been discounted at rates ranging from 8% to 10%. The amounts due under the acquisition agreements are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments.

  Banks -- Mortgage Loans

     Certain of the Company's office space in Canton, Massachusetts is secured by a mortgage with a real estate lender. The balance outstanding under the mortgage note of approximately $9,161 at December 31, 1999, bears interest at 8.56%, requires monthly payments of approximately $82 (including interest) and matures on March 1, 2018.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company also has a mortgage note with a bank that is secured by certain land, a building and fixtures. The balance outstanding under this mortgage of approximately $3,620 at December 31, 1999, bears interest at 8.5% with monthly payments of approximately $34 (including interest) and a balloon payment of approximately $3,589 due in June 2000.

  Capital Leases

     The Company leases its office facilities and certain office equipment under long-term capital lease agreements, which expire in various years through 2007. Some of the Company's leases provide for escalating minimum rent. Rent expense is recognized on a straight-line basis over the life of such lease.

     The annual future minimum lease payments under all noncancelable capital leases, including leases for facilities that are no longer in use, at December 31, 1999, are as follows:

2000........................................................  $  525
2001........................................................     409
2002........................................................     256
2003........................................................     105
2004........................................................     105
Thereafter..................................................      37
                                                              ------
          Total payments....................................   1,437
Amount representing interest................................    (183)
                                                              ------
                                                               1,254
Less -- current portion.....................................    (450)
                                                              ------
                                                              $  804
                                                              ======

  Acquisition related Deferred Compensation Liabilities

     In conjunction with acquisitions of other brokerage companies, deferred compensation agreements are generally executed or assumed with the former owners and certain key employees of the acquired companies. Under these agreements, the Company agrees to pay certain amounts upon either termination or retirement for such executive, or, in the event of death, to their designated beneficiary. Terms vary; however, most payments are monthly and continue for a period of up to ten years. The amounts to be paid under most of these agreements are not based upon length of service but are a fixed amount. The present value of these payments, discounted at rates ranging from 8% to 10%, was capitalized as an intangible asset at the date of the acquisition as a component of the purchase price.

     In connection with the Merger, the Company assumed Richmont's deferred compensation liabilities, whereby Richmont agreed to pay certain employees a certain sum monthly for ten years upon the earlier of their retirement, termination, or death. Compensation and interest expense are accrued ratably over the employees' expected service period such that the liability, at the anticipated vesting date, equals the then present value of the future benefits. The deferred compensation liabilities have been recorded at their net present value using imputed interest rates ranging from 8% to 10%. Deferred compensation expense for the year ended December 31, 1999, was not material.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The future aggregate minimum payments for deferred compensation liabilities at December 31, 1999, are as follows:

2000.....................................................   $  7,899
2001.....................................................      6,564
2002.....................................................      6,337
2003.....................................................      6,287
2004.....................................................      6,096
Thereafter...............................................     28,183
                                                            --------
          Total payments.................................     61,366
Amount representing interest.............................    (20,706)
                                                            --------
                                                              40,660
Less -- current portion..................................     (4,739)
                                                            --------
                                                            $ 35,921
                                                            ========

  Covenants Not to Compete

     The Company is obligated to make payments under agreements with former owners of acquired companies and various other individuals for consulting services and covenants not to compete. The costs associated with such agreements are recognized on a straight-line basis over the period in which the services are to be rendered, which typically ranges from three to ten years.

     The future aggregate minimum payments under these agreements at December 31, 1999, are as follows:

2000......................................................   $ 5,471
2001......................................................     5,062
2002......................................................     4,866
2003......................................................     4,588
2004......................................................     4,325
Thereafter................................................     7,871
                                                             -------
          Total payments..................................    32,183
Amount representing interest..............................    (7,421)
                                                             -------
                                                              24,762
Less -- current portion...................................    (3,721)
                                                             -------
                                                             $21,041
                                                             =======

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. INCOME TAXES

     The Company's provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Benefit at U.S. statutory rates.............................    $(7,560)        $(513)
  State income tax, net of federal tax benefit..............       (483)         (132)
  Nondeductible amortization of intangibles.................      1,761            --
  Nondeductible expenses....................................        839            74
  Increase in valuation allowance on deferred tax assets....      5,443           571
                                                                -------         -----
     Income tax (benefit)...................................    $    --         $  --
                                                                =======         =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  7,432   $  9,575
  Tax credit carryforwards..................................       296        157
  Deferred compensation agreements..........................    11,938         --
  Allowance for doubtful accounts...........................     3,264        542
  Intangible assets.........................................    10,074         --
  Restructuring reserves....................................     5,763         --
  Other.....................................................     2,916      7,081
                                                              --------   --------
          Total deferred tax assets.........................    41,683     17,355
  Valuation allowance.......................................   (21,771)   (16,328)
                                                              --------   --------
          Total deferred tax assets, net of valuation
            allowance.......................................    19,912      1,027
                                                              --------   --------
Deferred tax liabilities:
  Identified intangibles....................................   (18,389)        --
  Other.....................................................    (1,523)    (1,027)
                                                              --------   --------
          Total deferred tax liabilities....................   (19,912)    (1,027)
                                                              --------   --------
Net deferred tax (liability)................................  $     --   $     --
                                                              ========   ========

     The valuation allowance for deferred tax assets was increased by $5,443 during 1999.

     At December 31, 1999, the Company had $36,718 of net operating loss carryforwards, subject to certain limitations, available to offset future or prior taxable income, that expire in varying amounts through 2019.

10. EMPLOYEE BENEFIT PLANS

     The Company sponsors contributory plans for employees under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). Merkert established the Merkert Advantage Plan, a 401(k) Plan, on January 1, 1997 to provide a plan for contributions by employees. On July 1, 1999, the Merkert

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

401(k) was amended to become the Company 401(k) plan. Rogers, Sell and UBC sponsored 401(k) Plans which on August 1, 1999 were merged into the Company 401(k) plan.

     Richmont sponsored a 401(k) savings plan for all employees who had been employed by Richmont for at least one year. Effective on January 1, 2000, this plan was merged into the Company 401(k) Plan.

     Eligible employees of the Company can make voluntary contributions to their respective 401(k) Plans. Under the provisions of the 401(k) Plans, the Company currently matches varying percentages of an eligible employee's contribution up to certain limits determined by the Company of the employee's salary.

     For the year ended December 31, 1999, the Company's expense with regard to the 401(k) Plans was $1,998. The expense for the period ended December 31, 1998 was not material.

     The Company also sponsors a noncontributory Employee Stock Ownership Plan ("ESOP") available to former Merkert employees. During 1999, the Company made no contributions to the ESOP.

11. RELATED PARTY TRANSACTIONS

     In connection with the founding and organization of the Company, Monroe & Company II, LLC, whose principal, James L. Monroe, served as a director of the Company through September 1999, purchased 1,376,111 shares of Common Stock for a nominal purchase price. On May 11, 1998, Monroe & Company, LLC, a Delaware limited liability company, an affiliate of James Monroe, a shareholder and former director of the Company ("Monroe") entered into a consulting agreement with the Merkert American Corporation, formerly known as Monroe, Inc., also an affiliate of James Monroe ("MAC") pursuant to which Monroe was engaged to render certain business consulting, financial advisory and investment banking services to the Company on an exclusive basis for three years (the "1998 Consulting Agreement"). Pursuant to the 1998 Consulting Agreement, Monroe was to be paid a financial advisory fee equal to (i) 5% of any consideration paid by the Company in connection with any transaction which results in the merger, consolidation or combination of the Company and a third party, the acquisition by the Company of the capital stock or assets of a third party or a joint venture with any third party ("Consideration") up to $1,000; plus (ii) 4% of the Consideration paid in excess of $1,000 up to $2,000; plus (iii) 3% of the Consideration paid in excess of $2,000 up to $3,000; plus (iv) 2% of the Consideration paid in excess of $3,000 up to $4,000; plus (v) 1% of the Consideration paid in excess of $4,000. Under the 1998 Consulting Agreement, Monroe was also to be paid a fee equal to 0.75% of any principal amount committed under a senior credit facility for the Company from a lending institution. An additional fee was payable to Monroe upon increases in such amount or upon refinancing with a new lender during the term of the 1998 Consulting Agreement. The Company has agreed to indemnify Monroe & Company, LLC against certain liabilities. On October 1, 1999, Monroe filed suit in Massachusetts state court against the Company seeking a $2,500 fee as a result of the Merger (see Note 12).

     On August 18, 1999, the 1998 Consulting Agreement (without giving effect to fees that may be owed in connection with the Merger) was superseded and replaced with a letter agreement (the "1999 Consulting Agreement") between Monroe, Richmont Capital Partners I, L.P., a Delaware limited partnership ("Richmont Capital", and together with Monroe, the "Consultants") and the Company. The 1999 Consulting Agreement provides for the Consultants to render certain business consulting, financial advisory and investment banking services to MAC on an exclusive basis in connection with possible transactions (as defined) and consulting projects for a term of three years. The financial advisory fees paid under the 1999 Consulting Agreement are the same as those under the 1998 Consulting Agreement except that they would be split equally between the Consultants. The Company has agreed to indemnify the Consultants against certain liabilities.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In April 1998, Gerald R. Leonard, Chairman of the Board, Chief Executive Officer and President of the Company, purchased approximately 275,000 shares of Common Stock from the Company for an aggregate purchase price of $1,500. The purchase price for such stock was paid by a promissory note from Mr. Leonard to the Company in the principal amount of $1,500 (the "Leonard Note"). The Leonard Note provides that amounts outstanding thereunder will bear interest at a rate per annum of 6%, compounded semi-annually and that the entire principal amount and accrued interest will be due and payable on April 8, 2003. Mr. Leonard's obligations under the Leonard Note are secured by a pledge of the 98,361 shares of Common Stock purchased thereby pursuant to a stock pledge agreement. The Leonard Note is a recourse obligation of Mr. Leonard with respect to the sum of
(i) the outstanding principal amount from time to time less $750 (but not less than $0) plus (ii) one-half of the accrued and unpaid interest at such time.

     The Company has unsecured long-term obligations to related parties of approximately $16,881 as of December 31, 1999, bearing interest at rates ranging from 6.00% to 10.125%. Principal and interest payments are due under various arrangements over terms ranging from one to thirteen years.

     See Note 14 for related-party option grants and Note 17 for subsequent events transactions with related parties.

12. COMMITMENTS AND CONTINGENCIES

  Promotional Funds

     Certain Manufacturers provide the Company with funds to be used solely for advertising and other promotional activities. The Company had cash of $1,200 and $772 as of December 31, 1999 and 1998, respectively, which was restricted to payment for promotional activities on behalf of its Manufacturers. The offsetting liability is included in accrued expenses in the accompanying consolidated balance sheets at December 31, 1999 and 1998.

  Operating Leases

     The Company leases certain office and warehouse facilities under operating leases expiring on various dates through 2005. During 1999 and 1998, the Company completed an assessment of its office facilities requirements in an effort to streamline its operations and improve its cost structure. In connection with this assessment, management approved a plan to consolidate redundant offices that had resulted from prior business acquisitions and to vacate the offices. The employees and related assets were consolidated into other offices in the same geographic area. As a result, the Company recorded a restructuring charge of approximately $13,290 during the third quarter of 1999 including approximately $8,600 related to noncancelable lease obligations on 29 abandoned facilities.

     Rental costs, including real estate taxes, amounted to approximately $14,442 and $188 the year ended December 31, 1999 and for the period ended December 31, 1998, respectively.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following is a schedule of future minimum rental payments, exclusive of real estate taxes, required under all operating leases (excluding those considered redundant in the consolidation plan) that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:

2000......................................................   $ 6,176
2001......................................................     3,715
2002......................................................     3,880
2003......................................................     4,058
2004......................................................     4,106
Thereafter................................................     4,079
                                                             -------
                                                             $26,014
                                                             =======

  Legal Proceedings

     On October 1, 1999, Monroe & Company, LLC, whose principal is a former Director, filed suit against the Company seeking a $2,500 fee as a result of the Merger. The Company plans to vigorously defend against this action. Monroe & Company, LLC, together with certain affiliates, owns in excess of 5% of the Company's stock.

     On August 25, 1999, a panel of arbitrators issued an award in arbitration proceedings brought by the sellers of an acquired food brokerage business against Merkert alleging the breach of covenants contained in the agreement with them and seeking acceleration of the payment of the deferred purchase price. Under the award, the sellers did not recover on their primary claim for acceleration, and the approximately $7,400 held as restricted cash as of December 31, 1998, was released to the Company, and subsequently used to fund acquisitions.

     The Company is involved in various other legal proceedings that arise in the ordinary course of business. Management believes that the outcome of such legal proceedings will not have a material adverse impact on the Company's consolidated financial position or results of operations.

13. STOCKHOLDERS' EQUITY

     On December 15, 1998, the Company effected a stock dividend of 729.9074 shares of Common Stock and 186.5 shares of restricted Common Stock in respect of each share of Common Stock outstanding on December 15, 1998. All share and per share amounts give effect to such stock dividend.

     The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. The holders of restricted Common Stock are entitled to 1/10th of one vote for each share held on all matters on which they are entitled to vote. Holders of restricted Common Stock are entitled to vote on all matter on which the holders of Common Stock are entitled to vote.

     Each share of restricted Common Stock will automatically convert into Common Stock on a share for share basis upon a disposition of such shares of restricted Common Stock which occurs after the later to occur of (x) the first day after the second anniversary of the consummation of the Offering and the Combination and (y) the first day after the first election of Class II Directors occurring after the consummation of the Offering and the Combination.

     Upon amendment and restatement of the Company's Certificate of Incorporation, the Company's authorized capital stock consists of 54,000,000 shares of Common Stock, $.01 par value per share, of which 4,000,000 are designated as Restricted Common Stock and 1,000,000 shares of undesignated preferred stock.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

  Undesignated Preferred Stock

     At December 31, 1999 and 1998, there were no shares of undesignated preferred stock outstanding. Holders of undesignated preferred stock would have priority over the holders of Common Stock with respect to dividends and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of undesignated preferred stock in one or more series and to fix the terms, limitations, relative rights and preferences and variations.

14. STOCK OPTION PLAN

     The Company maintains the Merkert American Corporation 1998 Stock Option and Incentive Plan (the "1998 Stock Plan", as amended). The 1998 Stock Plan provides for the award of incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), stock appreciation rights, deferred stock awards, restricted and unrestricted stock awards, performance share awards and dividend equivalent rights to all directors and employees of and consultants to the Company. The number of shares authorized for issuance under the 1998 Stock Plan, as amended, is 1,847,762. In general, the terms of the awards granted are established by either the Board of Directors or a committee established by the Board of Directors, which will consist of no less than two non-employee directors.

     In November and December 1998, the Company granted NQSOs to purchase up to 245,000 shares of Common Stock under the 1998 Stock Plan to persons who are officers of the Company following the consummation of the Offering. These options were issued at an exercise price of $11.25 per share and become exercisable in five annual installments beginning on the first anniversary of the date of grant. The difference between the exercise price, $11.25, and the offering price will be recognized as compensation expenses over the vesting period. In addition, in connection with the Offering, the Company granted to employees of the Company options under the 1998 Stock Plan to purchase an aggregate of 347,000 shares of Common Stock. Each such option has a per share exercise price equal to the Offering price, will expire ten years from the date of the grant and generally will become exercisable in five annual installments beginning on the first anniversary of the date of grant. The Company also granted to directors, options under the 1998 Stock Plan to purchase an aggregate of 65,000 shares of Common Stock. Each such option has a per share exercise price equal to the offering price, expires ten years from the date of grant and generally becomes exercisable in annual installments vesting 50% upon the first anniversary of the grant date and the remaining 50% vesting in equal installments over the number of years remaining in each director's term as of the first anniversary of the date of the grant.

     In 1999, the Company granted options to purchase approximately 145,000 shares of Common Stock to several employees. Of this amount, 60,000 were granted to the Chief Executive Officer. These options qualified as incentive stock options for Internal Revenue Code purposes. These options were issued at $13.50 per share, and will become exercisable in five annual installments beginning on the first anniversary of the date of grant.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company granted a total of 402,069 options to those employees of Richmont that held senior management appreciation rights issued by Richmont. These options qualified as incentive stock options for Internal Revenue Code purposes. The options were issued at $13.50 and vest ratably over a five-year term beginning from the date Richmont initially granted the senior management appreciation rights. These options were on substantially similar terms to those options granted to employees of the Company.

     The Company granted options to purchase a total of 337,937 shares of Common Stock to four persons who were deemed to be affiliates of Richmont Capital Partners I, L. P. These options had a per share exercise price of $13.50. These options did not qualify as incentive stock options for Internal Revenue Code purposes. These options will vest ratably over a five-year term.

     On the fifth day after the effective date of the Merger, the Company granted options to purchase an additional 20,000 shares of Common Stock to three individuals who became directors of the Company in connection with the Merger. The stock option plan provides that new directors will each receive a grant of 20,000 options. These options have a per share exercise price equal to the fair market value of Common Stock on the grant date. These options will vest ratably over a five-year term. These options did not qualify as incentive stock options for Internal Revenue Code purposes. These options are substantially similar to options already granted to members of the Board of Directors who were not employees of the Company. The Plan provides for certain option grants to Directors who serve in various capacities on the Board of the Company. As of December 31, 1999, approximately 40,000 options have been granted to such directors. The options were issued at fair market value on the date of grant. These options did not qualify as incentive stock options for Internal Revenue Code purposes.

     Information with respect to all stock options is summarized below:

                                                                                    WEIGHTED AVG.
                                                     ISOS      NQSOS      TOTAL     EXERCISE PRICE
                                                   --------   -------   ---------   --------------
OUTSTANDING AT MARCH 4, 1998
(DATE OF INCEPTION)..............................        --        --          --           --
  Granted........................................   347,000   310,000     657,000       $13.60
  Exercised......................................        --        --          --           --
  Canceled.......................................        --        --          --           --
                                                   --------   -------   ---------       ------
OUTSTANDING AT DECEMBER 31, 1998.................   347,000   310,000     657,000       $13.60
  Granted........................................   547,069   437,937     985,006        12.68
  Exercised......................................        --        --          --           --
  Canceled.......................................  (162,859)  (67,938)   (230,797)       12.59
                                                   --------   -------   ---------       ------
OUTSTANDING AT DECEMBER 31, 1999.................   731,210   679,999   1,411,209       $13.12
                                                   ========   =======   =========       ======
EXERCISABLE AT DECEMBER 31, 1999.................   132,585    50,000     182,585
                                                   ========   =======   =========

The Company had 436,553 options available for grant under the 1998 Stock Plan at December 31, 1999.

     The Company has adopted the disclosure-only provisions of SFAS 123. As such, had compensation expense for the Company's 1998 Stock Plan been determined based on the fair value at the grant dates, the Company's pro-forma net loss would have been $(23,149) and $(1,502) for the year ended December 31, 1999 and the period ended December 31, 1998, respectively and basic and diluted pro-forma net loss per share would have been $(2.32) and $(0.79) for the year ended December 31, 1999 and the period ended December 31, 1998, respectively. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.11 and $5.67 per share during 1999 and 1998 assuming an expected volatility of 50.0% and 32.5% in 1999 and 1998, risk-free interest rates of 6.15% and 5.25% in 1999 and 1998, expected lives of 7.0 and 9.9 years in 1999 and 1998, and no dividend yield.

15. SEGMENT INFORMATION

     In accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, the Company has identified two principal segments: Food Brokerage and Private Label. The Company provides outsourced sales and marketing services to Manufacturers of branded food and non-food products in the Food Brokerage segment. The Private Label segment includes the Company's private label division, which procures private label products on behalf of certain Retailers as well as the channel marketing and store supplies divisions, which distribute price marking equipment and other ancillary products to Retailers.

     Information on the Company's business segments is as follows:

                                                              YEAR ENDED   PERIOD ENDED
                                                               12/31/99      12/31/98
                                                              ----------   ------------
Revenues:
  Food Brokerage............................................   $246,714      $ 5,975
  Private Label.............................................     43,891        2,420
                                                               --------      -------
                                                               $290,605      $ 8,395
                                                               ========      =======
Operating Profit:
  Food Brokerage............................................   $ 33,700      $   598
  Private Label.............................................      2,420           52
  General corporate expenses(1).............................    (44,080)      (1,837)
                                                               --------      -------
Operating loss..............................................   $ (7,960)     $(1,187)
                                                               ========      =======
At December 31, 1999:
Identifiable Assets:
  Food Brokerage............................................   $ 48,647
  Private Label.............................................      6,004
  General corporate assets(2)...............................    394,965
                                                               --------
                                                               $449,616
                                                               ========

(1) General corporate expenses not specific to an identifiable segment, include restructuring, depreciation and amortization, interest and corporate related expenses.

(2) General corporate assets not specific to an identifiable segment, include intangible assets, fixed assets and other assets, excluding inventory and accounts receivable.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED   PERIOD ENDED
                                                               12/31/99      12/31/98
                                                              ----------   ------------
Numerator:
  Net loss..................................................  $  (21,567)   $   (1,466)
                                                              ==========    ==========
Denominator:
  Weighted average shares -- basic..........................   9,973,759     1,891,000
  Dilutive stock options....................................          --            --
                                                              ----------    ----------
  Weighted average shares -- diluted........................   9,973,759     1,891,000
                                                              ==========    ==========
  Number of options excluded as they would be
     antidilutive...........................................   1,411,209       657,000
                                                              ==========    ==========
Net loss per common share:
  Basic.....................................................  $    (2.16)   $    (0.78)
                                                              ==========    ==========
  Diluted...................................................  $    (2.16)   $    (0.78)
                                                              ==========    ==========

17. SUBSEQUENT EVENTS

     On March 30, 2000, the Company became a party to a Second Amended and Restated Credit Agreement among the Company and First Union National Bank, as Agent (the "Amended Term Loan"). The Amended Term Loan consists of a two year, secured $35.0 million term loan. The Company paid commitment and other fees of approximately $0.9 million in connection with obtaining the Amended Term Loan. Under the Amended Term Loan, the principal amount of the term loan was reduced from $43.0 million to $35.0 million.

     Interest is payable on the Amended Term Loan at a rate based on one of two customary interest rates plus an additional interest margin of 3.75% or 5.0%, as applicable. The Amended Term Loan is secured by a lien on all of the Company's and its subsidiaries' assets. In addition, the Amended Term Loan will be jointly and severally guaranteed by all current and future subsidiaries of the Company.

     The Amended Term Loan requires the Company to comply with various affirmative and negative covenants, including among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) restrictions on certain mergers, consolidations, and acquisitions.

     In connection with the Amended Term Loan, the Company will issue to an affiliate of First Union National Bank detachable warrants to purchase up to 4.0% of the Company's Common Stock on a fully-diluted basis. The exercise price of the warrants will be nominal, and the warrants will be exercisable at any time after the second anniversary of the issuance of the warrants.

     On March 30, 2000, the Company became a party to a Credit Agreement among the Company, certain of its subsidiaries, and The Chase Manhattan Bank, as Agent (the "New Revolver"). The New Revolver consists of a two year, senior secured $50.0 million revolving line of credit, subject to a borrowing base equal to a specified percentage of eligible receivables. The Company will pay commitment and other fees of approximately $0.6 million in connection with obtaining the New Revolver. Funds advanced under the New Revolver will be used by the Company to repay a portion of outstanding amounts under the Initial Credit Facility, to finance the Company's pending acquisition of the Sales Force companies, to finance the Company's working capital and capital expenditure requirements in the ordinary course of business, and to pay fees and expenses relating to the closing of the New Revolver.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Interest is payable on the New Revolver at a rate based on one of three customary interest rates plus an additional interest margin between 1.50% and 3.50%. The applicable margin is determined based on certain financial ratios of the Company. The New Revolver is secured by a first priority security interest in the cash, cash equivalents, accounts receivable and inventory of the Company and certain of its subsidiaries. In addition, the New Revolver will be jointly and severally guaranteed by all current and future subsidiaries of the Company.

     The New Revolver requires the Company to comply with various affirmative and negative covenants, including among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) restrictions on certain mergers, consolidations, and acquisitions.

     In January 2000, the Company's largest stockholder increased its equity position by purchasing 1,577,287 additional shares of Common Stock at a purchase price of $3.17 per share (at fair market value), for an aggregate purchase price of $5.0 million pursuant to the terms of a stock purchase agreement. In March 2000, the Company received an additional $10.0 million equity investment from the same shareholder, increasing its equity position by another 4,000,000 shares at $2.50 per share, the approximate fair value. The funds will serve as additional sources of capital for the Company's operations, and will provide the Company with additional short-term and long-term liquidity.

     In January 2000, the Company completed the acquisition of substantially all of the assets of Johnson-Lieber, Inc., a full service brokerage firm in the Pacific Northwest region of the United States, for an aggregate discounted purchase price of approximately $3,000 in cash and $9,200 in notes.

     On February 17, 2000, the Company sold certain improved real properties containing general office and warehouse space situated in Arizona and California to a related party for approximately $7.3 million. Concurrently therewith, the Company leased back from the related party the premises at fixed monthly rentals of approximately $63. The leases expire in February 2001 and February 2004, subject to renewal options. The Company believes that the terms of this transaction were similar to those that would have been obtained through an unrelated party. The properties were presented as properties held for sale in the accompanying consolidated balance sheet as of December 31,1999.

     In March 2000, the Company entered into a definitive agreement for the acquisition of the Sales Force Companies, a full service brokerage firm operating in the Central Region of the United States for approximately $21,800 in cash and notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merkert Enterprises, Inc. and Subsidiary:

     We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Merkert Enterprises, Inc. ("Merkert") and Subsidiary for the year ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. These financial statements are the responsibility of Merkert's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Merkert and Subsidiary for the year ended December 31, 1997, and for the period from January 1, 1998 through December 18, 1998 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 30, 1999

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED         PERIOD ENDED
                                                              DECEMBER 31, 1997   DECEMBER 18, 1998
                                                              -----------------   -----------------
Revenues:
  Commissions...............................................      $104,274            $ 90,254
  Sales.....................................................        43,105              42,185
                                                                  --------            --------
                                                                   147,379             132,439
Operating expenses:
  Selling expenses..........................................        69,913              59,778
  Cost of sales.............................................        39,027              38,709
  General and administrative................................        32,582              29,806
  Depreciation and amortization.............................         4,484               4,437
  Restructuring charge......................................            --               5,987
                                                                  --------            --------
          Operating income (loss)...........................         1,373              (6,278)
                                                                  --------            --------
Other income (expense):
  Interest expense, net.....................................        (4,954)             (4,180)
  Other income (expense), net...............................            23                (530)
                                                                  --------            --------
          Total other income (expense)
                                                                    (4,931)             (4,710)
                                                                  --------            --------
Loss before provision for income taxes......................        (3,558)            (10,988)
Provision (benefit) for income taxes........................          (109)                 --
                                                                  --------            --------
          Net loss..........................................        (3,449)            (10,988)
Preferred stock dividends...................................           445                 300
                                                                  --------            --------
Net loss applicable to common stockholders
                                                                  $ (3,894)           $(11,288)
                                                                  ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    COMMON STOCK,
                                    $.01 PAR VALUE      TREASURY STOCK    ADDITIONAL
                                  ------------------   ----------------    PAID-IN     ACCUMULATED
                                   SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL       DEFICIT      TOTAL
                                  ---------   ------   -------   ------   ----------   -----------   --------
BALANCE, DECEMBER 31, 1996......  1,447,582    $14     215,000   $3,707      3,126      $(12,048)    $(12,615)
  Net loss......................         --     --          --       --         --        (3,449)      (3,449)
  Preferred dividend declared...         --     --          --       --         --          (445)        (445)
  Issuance of stock -- 401(k)...         --     --     (10,500)    (174)        --            --          174
  Purchase of treasury stock....         --     --      18,500      370         --            --         (370)
                                  ---------    ---     -------   ------     ------      --------     --------
BALANCE, DECEMBER 31, 1997......  1,447,582     14     223,000    3,903      3,126       (15,942)     (16,705)
  Net loss......................         --     --          --       --         --       (10,988)     (10,988)
  Preferred dividend declared...         --     --          --       --         --          (300)        (300)
                                  ---------    ---     -------   ------     ------      --------     --------
BALANCE, DECEMBER 18, 1998......  1,447,582    $14     223,000   $3,903     $3,126      $(27,230)    $(27,993)
                                  =========    ===     =======   ======     ======      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED         PERIOD ENDED
                                                              DECEMBER 31, 1997   DECEMBER 18, 1998
                                                              -----------------   -----------------
Cash flows from operating activities:
Net loss....................................................       $(3,449)           $(10,988)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating Activities --
    Depreciation and amortization...........................         4,484               4,437
    Loss (gain) on disposal of fixed assets.................           115                (251)
    Deferred income taxes...................................            --              (1,576)
    Changes in assets and liabilities, exclusive of
      acquisitions
    (Increase) decrease in --
      Restricted cash.......................................          (227)                 16
      Accounts receivable, net..............................        (1,729)              4,076
      Inventories, prepaid expenses and advances............          (155)                516
      Other assets..........................................           527                (330)
    Increase (decrease) in --
      Accounts payable......................................          (427)              3,163
      Accrued expenses......................................         4,098               1,865
                                                                   -------            --------
         Net cash provided by operating activities..........         3,237                 928
                                                                   -------            --------
Cash flows from investing activities:
Additions to property, plant and equipment..................        (7,273)             (1,586)
Net proceeds from sale of property, plant and equipment.....           530                 647
Acquisitions, net of cash acquired..........................          (748)                 --
(Increase) decrease in cash surrender value, net of increase
  in policy loans...........................................           202                 (12)
                                                                   -------            --------
         Net cash (used in) investing activities............        (7,289)               (951)
                                                                   -------            --------
Cash flows from financing activities:
Dividends paid..............................................          (445)               (300)
Borrowings under revolving line of credit...................         4,453               2,146
Issuance (repayment) of long-term debt......................         3,419                 978
Net (repayment) of notes payable............................        (2,529)               (540)
Redemption of convertible preferred stock...................          (640)               (622)
Redemption of redeemable common stock.......................            --                (350)
(Repurchase) issuance of treasury stock.....................          (370)                 --
                                                                   -------            --------
         Net cash (used in) provided by financing
           activities.......................................         3,888               1,312
                                                                   -------            --------
         Net increase (decrease) in cash....................          (164)              1,289
Cash at beginning of year...................................           730                 566
                                                                   -------            --------
Cash at end of period.......................................       $   566            $  1,855
                                                                   =======            ========
Supplemental disclosures of:
    Cash flow information --
      Cash payments for --
         Interest...........................................       $ 3,501            $  4,200
                                                                   =======            ========
         Income taxes.......................................       $    21            $  1,780
                                                                   =======            ========
    Non-cash flow information --
      Purchase price financed by seller.....................       $ 6,292            $     --
                                                                   =======            ========
      Liabilities assumed...................................       $   560            $     --
                                                                   =======            ========
      Stock issued to ESOP..................................       $   174            $    871
                                                                   =======            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Merkert and its wholly-owned subsidiary Merkert Laboratories, Inc. These financial statements reflect the historical statements of operations, stockholders' deficit and cash flows for Merkert for the year ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

  Revenue Recognition

     Commissions are earned and recognized upon shipment by the Manufacturer to the retailer or wholesaler. Merkert recognizes product sales revenue upon shipment.

  Fair Value of Financial Instruments

     Effective December 31, 1995, Merkert adopted Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 requires that Merkert disclose estimated fair values for certain of its financial instruments.

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Intangibles

     Goodwill, the excess of the acquired business purchase price over the fair value of the acquired assets, is amortized on a straight-line basis over estimated useful lives that range from 10 to 20 years. Noncompete agreements are amortized on a straight-line basis over the life of the respective agreement. Amortization expense was $2,615 and $2,607 for the year ended December 31, 1997 and for the period ended December 18, 1998, respectively.

  Income Taxes

     Merkert provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

  Restructuring

     Merkert incurred restructuring charges in the period ended December 18, 1998 of $5,987 in connection with severance and other costs incurred prior to the Combination.

3. ACQUISITIONS

     Merkert completed two acquisitions of several food brokerage businesses during 1997.

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

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are depreciated as follow:

                                                            DEPRECIABLE
                                                               LIFE
                                                             IN YEARS
                                                            -----------
Buildings.................................................     25-39
Furniture and equipment...................................         5
Data processing...........................................         3
Motor vehicles............................................         5
Leasehold improvements....................................         5

     Depreciation expense for the year ended December 31, 1997 and for the period ended December 18, 1998, was $1,869 and $1,830, respectively.

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LONG-TERM DEBT

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

6. EMPLOYEE BENEFIT PLANS

     Merkert sponsors the Merkert Enterprises, Inc. Employee Stock Ownership Plan and Trust ("ESOP"). On January 1, 1997, Merkert amended its ESOP to provide for a contributory plan under the provisions of Section 401(k) (the "401(k) Plan") of the Internal Revenue Code. As of January 1, 1997, eligible employees can make voluntary contributions to the 401(k) Plan.

     Under the provisions of the 401(k) Plan, Merkert currently matches 100% of an eligible employee's contribution up to certain limits determined by Merkert (currently 4%) of the employee's salary. Prior to the adoption of the 401(k) Plan, Merkert's contributions were made at the discretion of the Board of Directors.

     For the year ended December 31, 1997 and for the period ended December 18, 1998, Merkert expensed approximately $988 and $1,311, respectively, under the terms of the ESOP and 401(k) Plans.

7. COMMITMENTS

  Leases

     Merkert leases certain office and warehouse facilities under operating leases expiring on various dates through 2005.

     Rental costs, including real estate taxes, amounted to approximately $4,386 and $3,489 in 1997 and for the period ended December 18, 1998, respectively.

                              PREDECESSOR COMPANY
                    MERKERT ENTERPRISES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                                       YEAR ENDED    PERIOD ENDED
                                                      DECEMBER 31,   DECEMBER 18,
                                                          1997           1998
                                                      ------------   ------------
Federal --
  Current...........................................     $ (82)          $--
  Deferred..........................................        --            --
                                                         -----           ---
                                                           (82)           --
                                                         -----           ---
State --
  Current...........................................       (27)           --
  Deferred..........................................        --            --
                                                         -----           ---
                                                           (27)           --
                                                         -----           ---
                                                         $(109)          $--
                                                         =====           ===

     A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the effective rates reflected in the accompanying consolidated statements of operations are as follows:

                                                       YEAR ENDED    PERIOD ENDED
                                                      DECEMBER 31,   DECEMBER 18,
                                                          1997           1998
                                                      ------------   ------------
U.S. federal statutory provision....................    $(1,210)       $(3,726)
State income taxes, net of federal income tax
  Effect............................................       (213)          (585)
Change in valuation allowance.......................      1,613          4,399
Permanent items.....................................        459            702
Other...............................................       (758)          (790)
                                                        -------        -------
  Effective tax provision...........................    $  (109)       $    --
                                                        =======        =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rogers-American Company, Inc. and Subsidiary:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Rogers-American Company, Inc. ("Rogers") and Subsidiary for the year ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. These financial statements are the responsibility of Rogers' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Rogers and Subsidiary for the year ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998, in conformity with generally accepted accounting principles.

                                            Arthur Andersen LLP

Boston, Massachusetts
March 30, 1999

                              PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 18,
                                                                  1997           1998
                                                              ------------   ------------
Revenues:
  Commissions...............................................    $82,985        $ 79,558
                                                                -------        --------
Operating expenses:
  Selling expenses..........................................     63,361          76,894
  General and administrative................................     13,023          15,226
  Depreciation and amortization.............................      2,516           2,439
  Restructuring charge......................................         --             948
                                                                -------        --------
          Operating income (loss)...........................      4,085         (15,949)
Interest expense............................................     (2,536)         (2,617)
                                                                -------        --------
Income (loss) before provision for income taxes.............      1,549         (18,566)
Provision (benefit) for income taxes........................        804            (677)
                                                                -------        --------
          Net income (loss).................................    $   745        $(17,889)
                                                                =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK                    RETAINED
                                             $1.00 PAR VALUE   ADDITIONAL    EARNINGS/
                                             ---------------    PAID-IN     (ACCUMULATED
                                             SHARES   AMOUNT    CAPITAL       DEFICIT)      TOTAL
                                             ------   ------   ----------   ------------   --------
BALANCE, DECEMBER 31, 1996.................  1,032       1          149           (956)        (806)
Net income.................................     --      --           --            745          745
Redemption of 76.4 shares..................    (77)     --                          --         (112)
                                             -----     ---      -------       --------     --------
BALANCE, DECEMBER 31, 1997.................    955       1           37           (211)        (173)
Net loss...................................     --      --           --        (17,889)     (17,889)
Transfer of ownership interest                  --      --       10,319             --       10,319
                                             -----     ---      -------       --------     --------
BALANCE, DECEMBER 18, 1998.................    955     $ 1      $10,356       $(18,100)    $ (7,743)
                                             =====     ===      =======       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 18,
                                                                  1997           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $   745        $(17,889)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities --
         Compensation expense...............................         --          15,529
         Depreciation and amortization......................      2,516           2,438
         Loss on disposal of fixed assets...................         --              91
         Deferred income taxes..............................       (126)            612
    Changes in assets and liabilities, exclusive of
     acquisitions (Increase) decrease in --
         Restricted cash....................................       (285)            131
         Accounts receivable, net...........................     (2,659)            148
         Income taxes receivable............................        512          (1,147)
         Prepaid expenses and advances......................         74             (10)
         Other assets.......................................         (9)            (41)
      Increase (decrease) in --
         Accounts payable...................................     (1,053)            729
         Accrued expenses...................................        (91)          2,646
         Other liabilities..................................       (572)             --
                                                                -------        --------
         Net cash provided by (used in) operating
           activities.......................................       (948)          3,237
                                                                -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment..............       (453)            (16)
    Acquisitions, net of cash acquired......................       (192)             --
    (Increase) decrease in cash surrender value, net of
     increase in policy loans...............................       (789)           (296)
                                                                -------        --------
         Net cash provided by (used in) investing
           activities.......................................     (1,434)           (312)
                                                                -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit, net of
     repayments.............................................      4,546            (553)
    Repayment of long-term debt.............................     (2,226)         (2,656)
    Redemption of Common Stock..............................       (112)             --
                                                                -------        --------
         Net cash provided by (used in) financing
           activities.......................................      2,208          (3,209)
                                                                -------        --------
         Net increase (decrease) in unrestricted cash.......       (174)           (284)
Unrestricted cash at beginning of year......................        730             556
                                                                -------        --------
Unrestricted cash at end of period..........................    $   556             272
                                                                =======        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for --
         Interest...........................................    $ 2,486        $  2,494
                                                                =======        ========
         Income taxes.......................................    $   180        $    234
                                                                =======        ========
    Non-cash flow information --
         Purchase price financed by seller..................    $    48        $     --
                                                                =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Rogers and its wholly-owned subsidiary Rogers-American Company of Florida, Inc. These financial statements reflect the historical statements of operations, stockholders' deficit and cash flows for Rogers for the year ended December 31, 1997 and for the period from January 1, 1998 through December 18, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

                              PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Intangibles

     Goodwill, the excess of the acquired business purchase price over the fair value of the acquired assets, is amortized on a straight-line basis over estimated useful lives that range from 5 to 20 years. Noncompete agreements are amortized on a straight-line basis over the life of the respective agreement. Amortization expense was $2,040 and $1,946 for the year ended December 31, 1997 and for the period ended December 18, 1998, respectively.

  Life Insurance

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

3. ACQUISITIONS

     Rogers completed acquisitions of several food brokerage businesses during 1997. The acquisitions were accounted for using the purchase method of accounting; accordingly, the results of operations are included in the accompanying consolidated financial statements from their respective dates of acquisition. Purchase price in excess of identified tangible and intangible assets is recorded as goodwill and amortized on a straight-line basis over periods ranging from 5 to 20 years.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are depreciated as follows:

                                                               DEPRECIABLE
                                                                  LIFE
                                                                IN YEARS
                                                               -----------
Building....................................................        40
Furniture and equipment.....................................       5-7
Motor vehicles..............................................       3-5
Leasehold improvements......................................        20

     Depreciation expense for the year ended December 31, 1997 and for the period ended December 18, 1998 was $476 and $492, respectively.

                              PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LONG-TERM DEBT

     On November 8, 1996, Rogers entered into a $10,000 secured revolving credit facility with a bank. The revolving line of credit bears interest at a variable rate based on the lesser of the bank's prime rate or LIBOR plus 2.7%, (8.67% at December 31, 1997).

     A mortgage note was entered into in February 1991 and refinanced in February 1995. The note bears interest at 8.5%.

     Rogers has debt resulting from business acquisitions with interest rates ranging from 7% to 10% per annum. In connection with the Combination, the Company recorded a compensation charge related to this indebtedness of $675 for the period ended December 18, 1998.

     Rogers has unsecured notes payable to various banks bearing interest at 10% and 8.5%.

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

     Under the provisions of the 401(k) Plan, Rogers currently matches 25% of an eligible employee's contribution up to certain limits determined by Rogers (currently 6%) of the employee's salary. On an annual basis, Rogers may make a discretionary contribution into the profit sharing component of the 401(k) Plan. For the year ended December 31, 1997 and for the period ended December 18, 1998, Rogers expensed approximately $403 and $444, respectively, under the terms of the 401(k) Plan.

7. COMMITMENTS

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

     Rogers has various supplemental pension agreements with individual employees. These agreements provide benefits to those individuals at age 65 or upon the termination of their employment with Rogers, whichever is later. The vested benefits are payable in 120 equal monthly installments subsequent to the employee's separation or retirement from Rogers. The amount expensed under these agreements for the year ended December 31, 1997 and for the period ended December 18, 1998 was $163 and $0, respectively.

     Certain of Rogers' former shareholders, as a group, lease a sales office located in North Carolina to Rogers. The annual rental of approximately $88 is at fair value in the estimation of management. The lease expires in 2003.

  Leases

     Rogers leases certain office and warehouse facilities and automobiles under operating leases. Rental costs, including real estate taxes, amounted to approximately $7,985 and $7,778 for the years ended December 31, 1997 and for the period ended December 18, 1998, respectively.

                              PREDECESSOR COMPANY
                  ROGERS-AMERICAN COMPANY, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. RELATED PARTY TRANSACTIONS

     Rogers owns 49% of the outstanding voting common stock of an affiliated merchandising that began operations in 1997. Sales and net income (loss) of the affiliate for 1997 and 1998 were $922 and $(1) and $2,948 and $1, respectively.

     Certain of Rogers' former shareholders, as a group, owned 49% of the voting common stock of another affiliated entity. During 1997 and 1998, Rogers recorded commission revenues of approximately $183 and $253 from this affiliate.

9. INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 18,
                                                                  1997           1998
                                                              ------------   ------------
Federal --
  Current...................................................      $698          $(508)
  Deferred..................................................       (95)            --
                                                                  ----          -----
                                                                   603           (508)
                                                                  ----          -----
State --
  Current...................................................       232           (169)
  Deferred..................................................       (31)            --
                                                                  ----          -----
                                                                   201           (169)
                                                                  ----          -----
                                                                  $804          $(677)
                                                                  ====          =====

     A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the effective rates reflected in the accompanying consolidated statements of operations are as follows:

                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 18,
                                                                  1997           1998
                                                              ------------   ------------
U.S. federal statutory provision............................      $527         $(6,312)
State income taxes, net of federal income tax effect........        87            (872)
Permanent items.............................................       140             713
Valuation allowance.........................................        --           5,794
Other.......................................................        50              --
                                                                  ----         -------
          Effective tax provision...........................      $804         $  (677)
                                                                  ====         =======

     In connection with the Combination, the Company has agreed to distribute approximately $1,000 of refundable income taxes to the selling shareholders. Accordingly, the accompanying consolidated statement of operations includes a compensation charge of $1,000.

                       MARKETING SPECIALISTS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

COLUMN A                               COLUMN B      COLUMN C     COLUMN D     COLUMN E       COLUMN F
--------                             ------------   ----------   ----------   -----------   ------------
                                      BEGINNING     ADDITIONS    ADDITIONS    DEDUCTIONS       ENDING
                                       BALANCE,     CHARGED TO   CHARGED TO   WRITTEN OFF     BALANCE,
                                     DECEMBER 31,    COST AND      OTHER        AGAINST     DECEMBER 31,
DESCRIPTION                              1998        EXPENSES     ACCOUNTS      RESERVE         1999
-----------                          ------------   ----------   ----------   -----------   ------------
Allowance for doubtful accounts....     1,374          6,120       9,932        (11,696)        5,730
Restructuring reserve..............     5,146         13,290         956         (5,801)       13,591

                               INDEX TO EXHIBITS

     The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Amendment No. 1, dated July 8, 1999, to the Agreement and
                            Plan of Merger, dated as of April 28, 1999, between
                            Merkert American Corporation and Richmont Marketing
                            Specialists Inc., attached as Annex A to Merkert American
                            Corporation's Proxy Statement dated July 12, 1999 and
                            incorporated herein by reference.
          2.2            -- Agreement and Plan of Merger, dated as of April 28, 1999, between Merkert American Corporation and Richmont
                            Marketing Specialists Inc., incorporated by reference to
                            Exhibit 2.1 to Merkert American Corporation's Current
                            Report on Form 8-K dated April 30,1999.
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of Merkert American Corporation, incorporated by
                            reference to Exhibit 3.1 to Merkert American
                            Corporation's Amendment No. 7 to Registration Statement
                            on Form S-1 filed December 15, 1998 (No. 333-53419).
          3.2            -- Certificate of Amendment to the Second Amended and
                            Restated Certificate of Incorporation of Merkert American
                            Corporation, dated August 18, 1999, incorporated by
                            reference as Exhibit 4.2 of the Company's Current Report
                            on Form 8-K dated September 2, 1999.
          3.3            -- Amended and Restated By-laws of Merkert American
                            Corporation, incorporated by reference to Exhibit 3.2 of
                            the Company's Annual Report on Form 10-K dated March 31,
                            1999.
          4.1            -- Indenture, dated as of December 19, 1997, among Richmont
                            Marketing Specialists Inc. and Texas Commerce Bank
                            National Association, as Trustee, incorporated by
                            reference to Exhibit 4.1 of Richmont Marketing
                            Specialists Inc. Registration Statement on Form S-4 dated
                            June 16, 1999.
          4.2            -- First Supplemental Indenture, dated as of August 18,
                            1999, among the Company, Merkert American Co., Inc.,
                            United Brokerage Company, Buckeye Sales & Marketing,
                            Inc., Marketing Specialists Sales Company, Bromar, Inc.,
                            Brokerage Services, Inc., Atlas Marketing Company, Inc.,
                            Meatmaster Brokerage, Inc., and Chase Bank of Texas,
                            National Association, incorporated by reference to
                            Exhibit 4.3 of the Quarterly Report on Form 10-Q dated
                            September 30, 1999.
          4.3*           -- Second Supplemental Indenture, dated as of October 13,
                            1999, among the Company, its subsidiaries and Chase Bank
                            of Texas, National Association.
          4.4*           -- Third Supplemental Indenture, dated as of March 30, 2000, among the Company, certain Guarantor Subsidiaries and
                            Chase Bank of Texas, National Association.
          4.5            -- Certificate of Merger, dated August 18, 1999,
                            incorporated by reference to Exhibit 4.1 of the Company's
                            Current Report on Form 8-K dated September 2, 1999.
          4.6            -- Specimen Certificate for shares of Common Stock of the
                            Company, incorporated by reference to Exhibit 4.1 of the
                            Company's Amendment No. 6 to Registration Statement on
                            Form S-1 dated November 19, 1998.
         10.1*           -- Common Stock Purchase Agreement, dated as of January 7,
                            2000, by and between Marketing Specialists Corporation
                            and MS Acquisition Limited.
         10.2*           -- Common Stock Purchase Agreement, dated as of March 30,
                            2000, by and between Marketing Specialists Corporation
                            and MS Acquisition Limited.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.3*           -- Warrant Agreement, dated as of March 30, 2000, among
                            Marketing Specialists Corporation and First Union
                            Investors, Inc.
         10.4*           -- Registration Rights Agreement, dated as of March 30,
                            2000, by and between Marketing Specialist Corporation and
                            First Union Investors, Inc.
         10.5*           -- Stockholders Agreement, dated as of March 30, 2000, by
                            and among Marketing Specialists Corporation, First Union
                            Investors, Inc., MS Acquisition Limited and Richmont
                            Capital Partners I, L.P.
         10.6*           -- Credit Agreement, dated March 30, 2000, among the Company and certain of its subsidiaries, as Borrowers, Chase
                            Manhattan Bank, as agent, and the banks named therein.
         10.7*           -- Second Amended and Restated Credit Agreement, dated March
                            30, 2000, among First Union National Bank, for itself and
                            as agent, the other Lenders described therein and the
                            Company and the Guarantors described therein.
         10.8*           -- Second Amended and Restated Security Agreement, dated
                            March 30, 2000, by and among the Company and its
                            subsidiaries, in favor of First Union National Bank, as
                            agent.
         10.9*           -- Second Amended and Restated Pledge Agreement, dated March
                            30, 2000, by and among the Company and its subsidiaries,
                            in favor of First Union National Bank, as agent.
         10.10*          -- Second Amended and Restated Guaranty Agreement, dated
                            March 30, 2000, by and among Marketing Specialists Sales
                            Company, Bromar, Inc., and Paul Inman Associates, Inc.,
                            in favor of First Union National Bank.
         10.11*          -- Stock Purchase Agreement, dated March 2, 2000, by and
                            among Marketing Specialists Sales Company, as Buyer, The
                            Sales Force Companies, Inc., as the Company and the
                            Stockholders of the Company.
         10.12*          -- Contract of Sale of Improved Property, dated February 17,
                            2000, by and between Bromar, Inc. and RCPI Office
                            Properties, LLC (Arizona Property).
         10.13*          -- Lease, dated February 17, 2000, between RCPI Office
                            Properties, LLC and Marketing Specialists Sales Company
                            (Arizona Property).
         10.14*          -- Contract of Sale of Improved Property, dated February 17,
                            2000, by and between Bromar, Inc. and RCPI Office
                            Properties, LLC (California Property).
         10.15*          -- Lease, dated February 17, 2000, between RCPI Office
                            Properties, LLC and Marketing Specialists Sales Company
                            (California Property).
         10.16*          -- Asset Purchase Agreement, dated as of November 18, 1999, by and among Marketing Specialists Sales Company and
                            Johnson-Lieber, Inc., as amended by that certain First
                            Amendment to Asset Purchase Agreement dated as of January
                            27, 2000.
         10.17*          -- Stock Purchase Agreement, dated July 7, 1999, by and
                            among Merkert American Corporation, as Buyer, Buckeye
                            Sales & Marketing, Inc., d/b/a The Sell Group-Cleveland,
                            as the Company, JF & JF Limited Partnership, as the
                            Stockholder of the Company, and the Primary Parties.
         10.18*          -- Stock Purchase Agreement, dated as of May 14, 1999, by
                            and among Richmont Marketing Specialists Inc., Paul Inman
                            Associates, Inc. and the Shareholders of Paul Inman
                            Associates, Inc., as amended by that certain First
                            Amendment to Stock Purchase Agreement dated as of August
                            13, 1999 and that certain Second Amendment to Stock
                            Purchase Agreement dated as of August 18, 1999.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19*          -- Stock Purchase Agreement, dated April 26, 1999, by and
                            among Merkert American Corporation, as Buyer, United
                            Brokerage Company d/b/a The Sell Group-Grand Rapids,
                            Toledo, Detroit, Indianapolis and Fort Wayne, as the
                            Company, and the Stockholders of the Company.
         10.20           -- Stock Purchase Agreement, dated January 20, 1999, among
                            Merkert American Corporation, Sell, Inc. and the
                            stockholders of Sell, Inc., incorporated by reference to
                            Exhibit 10.36 of the Company's Annual Report on Form 10-K
                            dated March 31, 1999.
         10.21*          -- Employment Agreement, dated April 27, 1999, between the
                            Company and Gerald R. Leonard.
         10.22           -- Employment Agreement, dated April 2, 1996, between
                            Marketing Specialists Sales Company and Ronald D.
                            Pedersen, incorporated by reference in Exhibit 10.8 of
                            Richmont Marketing Specialists Inc. Registration
                            Statement on Form S-4 dated June 16, 1999.
         10.23           -- Employment Agreement, dated April 2, 1996, between
                            Marketing Specialists Sales Company and Bruce A. Butler,
                            incorporated by reference in Exhibit 10.9 of Richmont
                            Marketing Specialists Inc. Registration Statement on Form
                            S-4 dated June 16, 1999.
         10.24           -- First Amendment to Amended and Restated Merkert American
                            Corporation 1998 Stock Option and Incentive Plan,
                            incorporated by reference as Exhibit 10.5 of the
                            Company's Current Report on Form 8-K dated September 2,
                            1999.
         10.25           -- Registration Rights Agreement, dated as of August 18,
                            1999, by and among Merkert American Corporation, Gerald
                            R. Leonard, Monroe & Company, LLC, JLM Management, LLC,
                            Robert Doehler, Joseph T. Casey, Edward P. Grace, III,
                            James Philopkosky, Sandra Monroe, Sean P. Spaulding and
                            Jo-Anne Collins incorporated by reference as Exhibit 10.8
                            of the Quarterly Report on Form 10-Q dated November 15,
                            1999.
         10.26           -- Post-Merger Voting Agreement, dated as of August 18,
                            1999, by and among MS Acquisition Limited, Ronald D.
                            Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffery A.
                            Watt, Monroe & Company, LLC and JLM Management Company,
                            LLC incorporated by reference as Exhibit 10.9 of the
                            Quarterly Report on Form 10-Q dated November 15, 1999.
         10.27           -- Advisory Agreement, dated as of August 18, 1999, by and among the Company, Monroe & Company, LLC and Richmont
                            Capital Partners I, L.P. incorporated by reference to
                            Exhibit 10.10 of the Quarterly Report on Form 10-Q dated
                            November 15, 1999.
         21.1*           -- Subsidiaries of the Company.
         23*             -- Consent of Arthur Andersen LLP.
         24*             -- Power of Attorney (included on signature page of this
                            Form 10-K).
         27.1*           -- Financial Data Schedule.

---------------

* Indicates that document is filed herewith.