Form 10-Q
period 2000-03-31
MARKETING SPECIALISTS CORP
filed 2000-05-15
CIK 1062184

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

 [TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.]

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

                            ------------------------
                             FORMER NAME AND ADDRESS
                          MERKERT AMERICAN CORPORATION
                               490 TURNPIKE STREET
                           CANTON, MASSACHUSETTS 02021
                            ------------------------

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

                        MARKETING SPECIALISTS CORPORATION
                                      INDEX






                                                                                    Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets
              March 31, 2000 (unaudited) and December 31, 1999.......................  3
          Condensed Consolidated Statements of Operations
              Three months ended March 31, 2000 and March 31, 1999
              (unaudited)............................................................  4
          Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and March 31, 1999
              (unaudited)............................................................  5
          Consolidated Statement of Stockholders' Equity.............................  6

          Notes to Condensed Consolidated Financial Statements (unaudited)...........  7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.............................................................. 11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................. 16

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.......................................................... 17

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.................................. 17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................................ 17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................ 17

ITEM 5.   OTHER INFORMATION.......................................................... 17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................... 17

          SIGNATURES................................................................. 19


               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                     (FORMERLY MERKERT AMERICAN CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  (unaudited)
                                                                March 31, 2000  December 31, 1999
                                     ASSETS:
Current Assets:
   Cash and cash equivalents                                       $      --        $      --
   Restricted cash                                                       913            1,200
   Accounts receivable net of allowance for doubtful
     accounts of $4,433 and $5,730, respectively                      58,322           53,579
   Inventory                                                           1,696            1,221
   Properties held for sale                                            5,346            7,312
   Prepaid expenses and other current assets                           3,196            2,895
                                                                   ---------        ---------
Total current assets                                                  69,473           66,207

Other assets                                                          14,062            9,665
Property and equipment, net                                           28,558           35,204
Intangible assets, net                                               345,000          338,540
                                                                   ---------        ---------
Total Assets                                                       $ 457,093        $ 449,616
                                                                   =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts payable                                                $  18,214        $  14,396
   Accrued expenses                                                   32,241           33,664
   Current portion of long-term obligations                           44,837           48,055
                                                                   ---------        ---------
Total current liabilities                                             95,292           96,115


Long-term obligations, less current portion:
   Notes payable                                                     175,047          170,065
   Obligations under capital leases                                      717              804
   Covenants not to compete                                           20,261           21,041
   Acquisition-related deferred compensation liabilities              32,558           35,921
                                                                   ---------        ---------
                                                                     228,583          227,831

Other liabilities                                                      4,303            7,428
Commitments and contingencies                                             --               --

Stockholders' equity (deficit):
   Common Stock, $.01 stated value:
     Authorized shares - 54,000,000
     Issued and outstanding - 19,751,131 and
     14,173,844, respectively                                            198              142
   Additional paid-in capital                                        159,770          143,080
   Note for sale of common stock                                      (1,500)          (1,500)
   Accumulated deficit                                               (29,106)         (23,033)
   Treasury stock at cost - 39,707 shares                               (447)            (447)
                                                                   ---------        ---------
Total stockholders' equity                                           128,915          118,242
                                                                   ---------        ---------
Total Liabilities and Stockholders' Equity                         $ 457,093        $ 449,616
                                                                   =========        =========


            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                     (FORMERLY MERKERT AMERICAN CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                         Three months       Three months
                                                            ended               ended
                                                        March 31, 2000     March 31, 1999
Revenues:
   Commissions                                           $     94,442      $     43,876
   Sales                                                       10,524            12,749
                                                         ------------      ------------
      Total revenues                                          104,966            56,625
Expenses:
   Cost of sales                                                9,454            11,304
   Selling expenses                                            70,755            27,377
   General and administrative expenses                         18,244            11,332
   Depreciation                                                 1,670               387
   Amortization                                                 4,554             1,070
                                                         ------------      ------------
      Total expenses                                          104,677            51,470
                                                         ------------      ------------
Operating income                                                  289             5,155

Other income (expenses):
   Interest expense                                            (6,418)           (1,824)
   Other income (expense)                                          56                --
                                                         ------------      ------------
Income (loss) before income taxes                              (6,073)            3,331
Income tax expense                                                 --             1,499
                                                         ------------      ------------
Net income (loss)                                        $     (6,073)     $      1,832
                                                         ============      ============
Net income (loss) per share                              $      (0.39)     $       0.25
                                                         ============      ============
Weighted average shares outstanding--basic and diluted     15,743,867         7,447,000
                                                         ============      ============


            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                     (FORMERLY MERKERT AMERICAN CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                                     Three months    Three months
                                                                         ended           ended
                                                                     March 31, 2000  March 31, 1999
Cash flows from operating activities:

Net income (loss)                                                     $    (6,073)   $     1,832
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation                                                           1,670            387
     Amortization                                                           4,554          1,070
     Other                                                                    414             --
     Changes in operating assets and liabilities:
        Restricted cash                                                       287            135
        Accounts receivable                                                (4,807)          (683)
        Income taxes receivable                                                --            206
        Prepaid expenses and other current assets                            (301)            55
        Inventory                                                            (475)           200
        Other assets                                                          276             (8)
        Deferred taxes                                                         --          1,499
        Accounts payable                                                    3,818         (3,965)
        Accrued expenses                                                   (5,777)        (2,342)
                                                                      -----------    -----------

Net cash used in operating activities                                      (6,414)        (1,614)

Cash flows from investing activities:

Purchases of property and equipment                                          (320)           (99)
Proceeds from disposal of assets                                            6,537             --
Cash paid, net of cash assumed, in purchase of businesses                  (3,076)        (2,687)
                                                                      -----------    -----------

Net cash provided by (used in) investing activities                         3,141         (2,786)

Cash flows from financing activities:

Restricted cash                                                                --          1,685
Borrowings under credit facility                                            4,702          3,000
Proceeds from stock issuance, net of related fees                          15,000          4,046
Fees related to the New Senior Credit Facility                             (2,977)            --
Principal payments on notes payable and other long-term liabilities       (13,452)        (4,154)
                                                                      -----------    -----------

Net cash provided by financing activities                                   3,273          4,577
                                                                      -----------    -----------

Net change in cash and cash equivalents                                        --            177
Cash and cash equivalents at beginning of period                               --          1,185
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $        --    $     1,362
                                                                      ===========    ===========

Supplemental disclosures of:

Cash flows information -
   Cash payments for interest                                         $     2,596    $     2,051
                                                                      ===========    ===========
   Cash payments for income taxes                                     $       523    $        --
                                                                      ===========    ===========

Non cash flows information -
   Purchase price financed with debt and other incentives             $     7,085    $     3,768
                                                                      ===========    ===========
   Allocation of debt value to detachable warrants                    $     1,700    $        --
                                                                      ===========    ===========


            See notes to condensed consolidated financial statements

                                                                      Note for
                                                      Additional      sale of                        Treasury
                               Common Stock            paid-in         Common       Accumulated      Stock, at
                          Shares         Amount        Capital         Stock          Deficit          cost            Total
Balance at
December 31, 1999       14,173,844     $      142     $  143,080     $   (1,500)     $  (23,033)     $     (447)     $  118,242

Shares issued to
MS Acquisition           5,577,287             56         14,944             --              --              --          15,000

Fair market value
of detachable warrants          --             --          1,700             --              --              --           1,700

Deferred
compensation - option
plans                           --             --             46             --              --              --              46

Net loss                        --             --             --             --          (6,073)             --          (6,073)
                        ----------     ----------     ----------     ----------      ----------      ----------      ----------

Balance at
March 31, 2000          19,751,131     $      198     $  159,770     $   (1,500)     $  (29,106)     $     (447)     $  128,915
                        ==========     ==========     ==========     ==========      ==========      ==========      ==========


                   See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Marketing Specialists Corporation (formerly Merkert American Corporation) (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented have been made. The consolidated results of operations for the interim periods in 2000 are not necessarily indicative of those that may be expected for the year ended December 31, 2000.

     This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1999, included in the Annual Report on Form 10-K of Marketing Specialists Corporation and Subsidiaries (formerly Merkert American Corporation), for the period ended December 31, 1999.


2.   OPERATIONS AND ACQUISITIONS

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

     In January 2000, the Company acquired Johnson-Lieber, Inc. ("Johnson-Lieber"), a brokerage firm operating in the Seattle, Washington; Spokane, Washington; Portland, Oregon; Billings, Montana; and Anchorage, Alaska markets. The Company acquired Johnson-Lieber for an aggregate discounted purchase price of approximately $10.2 million, which included approximately $3.1 million in cash payments and $7.1 million in new debt and other incentives.

     The following unaudited pro forma combined statement of operations information gives effect to the Merger as if it had occurred on January 1, 1999, and excludes non-recurring restructuring charges (unaudited and amounts in thousands, except share and per share amounts):

                                                                                Pro-forma
                                                       Three Months Ended   Three Months Ended
                                                         March 31, 1999       March 31, 1999
Commissions                                               $     43,876         $     96,380
Sales                                                     $     12,749         $     12,749
EBITDA                                                    $      6,612         $      7,304
Net income (loss)                                         $      1,832         $     (5,692)
Net income (loss) per share:
   Basic and diluted                                      $       0.25         $      (0.40)

Shares used in computing net income (loss) per share:
   Basic and diluted                                         7,447,000           14,152,329

3.   INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share (unaudited and amounts in thousands, except share and per share amounts):

                                                               Three Months Ended       Three Months Ended
                                                                  March 31, 2000           March 31, 1999
Numerator:
  Net income (loss)                                                $   (6,073)               $    1,832
Denominator
  Weighted average shares - basic                                   15,734,867                7,447,000
  Dilutive stock options                                                    --                       --
  Weighted average shares - assuming dilution                       15,734,867                7,447,000
  Number of options excluded as they would be
  anti-dilutive                                                      1,313,667                  245,000
Net income (loss) per share
  Basic and diluted                                                $     (0.39)              $     0.25

4.   SEGMENT INFORMATION

     The Company operates in two principal segments: Food Brokerage and Private Label in the United States. The Company provides outsourced sales and marketing services to manufacturers of branded food and non-food products (the "Manufacturers") in the Food Brokerage segment. The Private Label segment includes the Company's private label division, which procures private label products on behalf of certain retailers (the "Retailers") as well as the distribution of price marking equipment and other ancillary products to retailers.

     Information on the Company's business segments is as follows (unaudited and amounts in thousands):

                                      Three Months Ended  Three Months Ended
                                         March 31, 2000     March 31, 1999
     Revenues

                      Food Brokerage        $  94,442         $  43,876
                      Private Label            10,524            12,749
                                            ---------         ---------
                                            $ 104,966         $  56,625
                                            =========         =========
     Operating
     Profit (loss)

                      Food Brokerage        $  31,762         $   7,828
                      Private Label               648             1,445

                      General Corporate
                      Expenses               ( 32,121)           (4,118)
                                            ---------         ---------
                                            $     289         $   5,155
                                            =========         =========

     Identifiable
     Assets at
     March 31,
     2000:

                      Food Brokerage           52,553
                      Private Label             5,769
                      General Corporate
                      Assets                  398,771
                                            ---------
                                            $ 457,093
                                            =========

5.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (amounts in thousands):

                                            March 31, 2000  December 31, 1999
                                              (Unaudited)
10.125% Senior Subordinated Notes, due
December 15, 2007                             $ 100,000         $ 100,000
Credit Facility:
   Revolving Credit                              25,002            20,300
   Term Loan                                     33,300            43,750
Covenants not to compete                         23,923            24,762
Bank - mortgage loans                            12,708            12,781
Notes payable                                    40,102            32,379
Acquisition-related deferred compensation        37,218            40,660
Obligations under capital leases                  1,167             1,254
                                              ---------         ---------
                                                273,420           275,886
Less current maturities                         (44,837)          (48,055)
                                              ---------         ---------
   Net long-term obligations                  $ 228,583         $ 227,831
                                              =========         =========

  Senior Subordinated Notes

     In December 1997, concurrently with the sale by Richmont of $100.0 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Issued Notes"), Richmont entered into an Exchange and Registration Rights Agreement with the initial purchaser of the notes. Under the terms of that agreement, Richmont agreed to file a registration statement regarding the exchange of the Issued Notes for new notes registered under the Securities Act of 1933, and to offer the holders of the Issued Notes an opportunity to exchange their unregistered notes for registered notes.

     On June 21, 1999, Richmont filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register $100.0 million of new notes (the "Notes"). Subsequently, Richmont completed an exchange of the Issued Notes for the Notes. The Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights. The Company assumed this outstanding indebtedness in connection with the Merger.

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

     Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Notes is payable on December 15, 2007, the maturity date. Except as described below, the Company may not redeem the Notes prior to December 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the following redemption prices: 2002 - 105.063%; 2003 - 103.375%; 2004 - 101.688%; 2005 or thereafter -
100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the merger with Richmont), each holder of the Notes will have the right to require the Company to make an offer to repurchase such holder's notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

     The Notes subject the Company to certain limitations and restrictions primarily related to obtaining additional indebtedness, payment of dividends, and sales of assets and subsidiary stock.

INITIAL CREDIT FACILITY AND TERM LOAN

     The Initial Credit Facility was amended and restated August 18, 1999, among the Company and First Union National Bank, as agent. The Initial Credit Facility, as amended, refinanced, in part, the Credit Agreement dated as of October 14, 1997, as amended and restated, among Richmont and The Chase Manhattan Bank, as agent (the "Former Chase Facility") at the effective time of the Merger. The Former Chase Facility provided for a revolving credit facility with a maximum borrowing capacity of $25.0 million. As of the effective time of the Merger, the Initial Credit Facility had outstanding borrowings under the Initial Revolving Credit of approximately $11.1 million, and the Former Chase Facility had no outstanding borrowings. As of March 15, 2000, the Initial Credit Facility had outstanding borrowings under the Initial Revolving Credit of approximately $17.3 million, plus an outstanding letter of credit in the amount of approximately $1.1 million. The letter of credit secures the Company's rental payment obligations for its corporate headquarters in Dallas. In addition, the outstanding balance of the Initial Term Loan was approximately $43.8 million.

     The borrowings of the Company under the Initial Credit Facility were secured by a lien on substantially all of the Company's and its subsidiaries tangible and intangible property. In addition, the Company's obligations under the Initial Credit Facility were jointly and severally guaranteed by all of the Company's operating subsidiaries.

  Amended Term Loan

     On March 30, 2000, the Company became a party to a Second Amended and Restated Credit Agreement among the Company and First Union National Bank, as agent (the "Amended Term Loan"). The Amended Term Loan consists of a 2-year, secured $35.0 million term loan. Under the Amended Term Loan, the principal amount of the term loan was reduced from approximately $43.8 million (as of December 31, 1999) to $35.0 million.

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

     In connection with the Amended Term Loan, the Company issued to an affiliate of First Union National Bank detachable warrants to purchase up to 4.0% of the Company's Common Stock on a diluted basis. The exercise price of the warrants is nominal, and the warrants are exercisable at any time after the second anniversary of the issuance of the warrants. The proceeds of the Amended Term Loan were allocated between debt and warrants based on their respective estimated fair market values.

     The letter of credit outstanding under the Initial Credit Facility was replaced on March 29, 2000 by a $1.1 million letter of credit issued for the account of Richmont Capital Partners I, L.P. ("RCPI"), an affiliate of MS Acquisition Limited ("MS Acquisition"), the Company's largest shareholder. The Company in turn issued to RCPI a reimbursement note subordinated in right of payment to the Notes in the amount of the letter of credit. The promissory note will become payable if the letter of credit is drawn.

  New Revolver

     On March 30, 2000, the Company also became a party to a Credit Agreement among the Company, certain of its subsidiaries and The Chase Manhattan Bank, as agent, and the lenders named therein (the "New Revolver", and together with the Amended Term Loan, the "New Senior Credit Facility"). The New Revolver consists of a 2-year, senior secured $50.0 million revolving line of credit, subject to a borrowing base equal to a specified percentage of eligible receivables. Funds advanced under the New Revolver were used by the Company to repay a portion of outstanding amounts under the Initial Credit Facility, to partially finance the acquisition of The Sales Force Companies, Inc. ("Sales Force"), to finance the Company's working capital and capital expenditure requirements in the ordinary course of business, and to pay fees and expenses relating to the closing of the New Senior Credit Facility. The New Revolver contains customary events of default, including cross-default provisions relating to the Notes.

     The New Revolver will be secured by a first priority security interest in cash, cash equivalents, accounts receivable and inventory of the Company and its subsidiaries and proceeds thereof but not in assets that are the proceeds of equipment, fixtures, real estate, intellectual property or the stock of subsidiaries. In addition, Sales Force, Paul Inman Associates, Inc. (Inman), Marketing Specialists Sales Company ("MSSC") and Bromar, Inc. ("Bromar") are co-borrowers under the New Revolver, jointly and severally liable for all borrowings and other related obligations thereunder. Interest is payable on the New Revolver at a rate based on one of two customary interest rates plus an additional interest margin ranging from 150 to 350 basis points. The applicable margin is determined based on certain financial ratios of the Company.

     The New Revolver requires the Company to comply with various affirmative and negative covenants, including, among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) restrictions on certain mergers, consolidations, and acquisitions.

     Amounts borrowed under the New Revolver will be guaranteed by RCPI, subject to a maximum guaranty amount of $10.0 million. The RCPI guaranty will be released by the lenders if the Company achieves $40.0 million of EBITDA for the 9-month period ended December 31, 2000, or if the Company achieves $50.0 million of EBITDA during any subsequent 12 month period.

     As of March 31, 2000, the Company capitalized approximately $5.0 million in eligible costs related to obtaining the New Senior Credit Facility. The Company plans to expense these costs over 24 months, the term of the New Senior Credit Facility.

6.   INTANGIBLE ASSETS

     Intangible assets include goodwill, covenants not to compete, Manufacturer relationships, and trained workforce. Goodwill represents the excess of the purchase price over the fair value of the net assets of various businesses acquired. The recorded goodwill is amortized over its estimated useful life, which ranges from 20 to 40 years. Non-compete assets are recorded at fair value and are amortized over the term of the related agreement, generally 3 to 10 years. Manufacturer relationships and trained workforce are recorded at estimated fair value based on independent appraisals and are amortized over periods ranging from 1 to 10 years.

7.   INCOME TAXES

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

8.   SUBSEQUENT EVENT

     In April 2000, the Company completed the acquisition of Sales Force, a full service brokerage firm operating in the Central Region of the United States. The Company acquired Sales Force for an aggregate discounted purchase price of approximately $21.6 million, which included approximately $8.3 million in cash payments, $8.1 million in new debt, and $5.2 million in assumed debt.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions, which are predictions of or indicate future events and trends that do not relate solely to historical matters, identify forward-looking statements. Reliance should not be place on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, that in some cases are beyond the control of the Company. These items may cause the actual results, performance or achievements of the Company to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

INTRODUCTION

     The Company was incorporated on March 4, 1998, to create a leading national food brokerage firm providing outsourced sales, merchandising and marketing services to Manufacturers. The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with Retailers. The Company's principal source of revenue is commissions it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected Retailers.

ACQUISITION HISTORY

       The acquisition noted below was accounted for using the purchase method of accounting. The intangible assets resulting from this acquisition are being amortized over their estimated useful lives.


       In January 2000, the Company acquired Johnson-Lieber for an aggregate discounted purchase price of approximately $10.2 million, which included approximately $3.1 million in cash payments and $7.1 million in new debt and other incentives. The operating results of Johnson-Lieber have been included in the Company's operating results for all periods subsequent to the acquisition date.

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

     Selling expenses. Selling expenses consist predominately of salaries, fringe benefits and incentives for personnel directly involved in providing services to Manufacturers and Retailers. Other selling expenses include, among other things, automobiles utilized by the sales personnel, promotional expenses, and travel and entertainment.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and fringe benefits for administrative and corporate personnel, occupancy and other office expenses, information technology, communications and insurance.

     Depreciation and amortization expenses. Depreciation and amortization expenses relate to property, plant and equipment and intangible assets, including goodwill and non-compete agreements.

RESULTS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

     Commissions. Commissions increased $50.6 million (or 115.2%) to $94.4 million for the quarter ended March 31, 2000, as compared to $43.9 million for the quarter ended March 31, 1999. This increase is primarily related to the inclusion of commissions for Richmont in 2000.

     Sales. Sales decreased to $10.5 million for the quarter ended March 31, 2000 from $12.7 million for quarter ended March 31, 1999. Gross profit on sales also decreased to $1.1 million (or 10.2% of sales) for the quarter ended March 31, 2000, from $1.4 million (or 11.3% of sales) for the quarter ended March 31, 1999.

     Selling expenses. Selling expenses increased $43.4 million to $70.8 million for the quarter ended March 31, 2000, as compared to $27.4 million for the quarter ended March 31, 1999. The Company's expenses for the quarter ended March 31, 2000, include costs relating to Richmont.

     General and administrative expenses. General and administrative expenses increased $6.9 million to $18.2 million for the quarter ended March 31, 2000, as compared to $11.3 million for the quarter ended March 31, 1999. This increase is related to the inclusion of costs for Richmont in 2000. General and administrative costs, as a percentage of revenues, decreased to 17.4% from 20.0% due to the cost saving measures put into place relating to the elimination of duplicative facilities resulting from the Merger for the quarter ended March 31, 2000 and 1999, respectively.

     Earnings before depreciation and amortization decreased to approximately $6.5 million for the quarter ended March 31, 2000, as compared to $6.6 million for the quarter ended March 31, 1999, as a result of the factors noted above.

     Depreciation and amortization. Depreciation and amortization expenses increased $4.8 million to $6.2 million for the quarter ended March 31, 2000, as compared to $1.5 million for the quarter ended March 31, 1999. This increase is the result of the effect of the goodwill and other intangible assets associated with the Merger.

     Interest expense. Interest expense increased $4.6 million to $6.4 million for the quarter ended March 31, 2000, as compared to $1.8 million for the quarter ended March 31, 1999. The increase in 2000 is attributable to increased borrowing and interest on the Notes.

     Loss before income taxes. As a result of the factors noted above, loss before income taxes was approximately ($6.1) million for the quarter ended March 31, 2000, as compared to income of $3.3 million for the three months ended March 31, 1999.

     Provision for income taxes. The Company has not recorded the full tax benefit associated with historical losses since its future realizability is not assured.

     Net loss. As a result of the factors noted above, the Company's net loss was approximately ($6.1) million for the quarter ended March 31, 2000, as compared to income of $1.8 million for the three months ended March 31, 1999.


COMBINED INTEGRATION ACTIVITIES

     During 1999, the Company completed 5 acquisitions, resulting in the coverage of new geographic markets and expanding representation of Manufacturers' product offerings within existing markets. The Company's strategic acquisition plan includes the selection, acquisition and management of businesses in various brokerage markets, including the retail food, food service and private label markets.

     As part of the Merger, the Company further integrated many of its sales offices and most of its administrative operations (including accounting, treasury, payroll, human resources, and information technology). This process resulted in the integration and consolidation of 37 facilities throughout the Southeast and Mid-Atlantic regions of the country. As a result of its ongoing integration activities, the Company recorded a restructuring charge during the year ended December 31, 1999 of approximately $13.3 million. The charge consisted of approximately $8.6 million relating to non-cancelable lease obligations on vacated facilities and $4.7 million relating to severance and other personnel-related amounts.

REFINANCING OF COMPANY'S EXISTING CREDIT FACILITY

     See Note 5 to Condensed Consolidated Financial Statements.

     Liquidity and Capital Resources

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

     Net cash used in operating activities for the 3 months ended March 31, 2000, were approximately ($6.4) million as compared to approximately ($1.6) million for the same period in 1999. The Company's net loss of approximately ($6.1) million for the 2000 period included approximately $4.6 million in non-cash amortization expense. Operating cash flows for the 2000 period also included approximately $2.0 million in cash uses related to a net decrease in accounts payable and accrued expenses. The Company's net income of approximately $1.8 million for the 1999 period included a $1.5 million tax provision and approximately $1.1 million in non-cash amortization expense, which was offset by approximately $6.3 million in cash uses related to accounts payable and accrued expenses.

     Net cash provided by investing activities for the 3 months ended March 31, 2000, was approximately $3.1 million as compared to approximately ($2.8) million in net cash used in investing activities for the same period in 1999. Investing cash flows for the 2000 period included approximately $6.5 million in cash proceeds related to the sale of the Company's Orange County and Phoenix buildings in February 2000. These proceeds were offset by approximately $3.1 million in cash payments related to the purchase of Johnson-Lieber in January 2000. Investing cash flows for the 1999 period included approximately $2.7 million in net cash payments related to the purchase of Sell in January 1999.

     Net cash provided by financing activities for the 3 months ended March 31, 2000, was approximately $3.3 million as compared to approximately $4.6 million for the same period in 1999. Financing cash flows for the 2000 period included $15.0 million in proceeds from the sale of Common Stock to MS Acquisition and approximately $4.7 million in incremental borrowings under the New Revolver. These proceeds were offset by approximately $13.5 million in principal payments in long-term obligations, of which approximately $8.8 million were related to the Initial Term Loan, and approximately $3.0 million in cash payments related to the refinancing of the Company's refinancing activities in 2000. Financing cash flows for the 1999 period included approximately $4.0 million in proceeds from the sale of Common Stock and $3.0 million in incremental borrowings under the Initial Credit Facility. These proceeds were offset by approximately $4.2 million in principal payments on long-term obligations.

     At March 31, 2000, the working capital deficit of the Company was approximately ($25.8) million. Excluding the $25.0 million balance of the New Revolver at March 31, 2000, the working capital deficit was approximately ($0.8) million. The Company believes that cash flows provided by its operations, together with its existing cash and amounts available under the New Senior Credit Facility should be sufficient to fund its debt service requirements, working capital needs, capital expenditures, and other operating expenses in the foreseeable future. The Company's future operating performance and ability to service or refinance long-term obligations will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control.


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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to its New Revolver as discussed in the notes to the Company's consolidated financial statements. The interest on the New Revolver is subject to fluctuations in the market. The Company does not believe that a change in the interest rate will have a material effect on its financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

          The Company previously disclosed the litigation brought against it by Monroe & Company, LLC ("Monroe") in Form 10-K Annual Report (the "Annual Report") filed with the Securities and Exchange Commission ("SEC"). The court has since that filing allowed Monroe's motion for reconsideration of the court's denial of its motion for summary judgment, but again denied Monroe's original summary judgment motion.

Item 2: Changes in Securities and Use of Proceeds

          There have not been any material changes in or additions to the information previously reported in the Annual Report.

Item 3: Defaults Upon Senior Securities

          None.

Item 4: Submission of Matters to a Vote of Security Holders

          None.

Item 5: Other Information

          On April 11, 2000, the Company filed a Current Report on Form 8-K dated April 7, 2000 relating to a letter of intent to enter into a joint venture between the Company and Mancini & Groesbeck, Inc. Negotiations are continuing as to the terms of the letter of intent.

Item 6: Exhibits and Reports on Form 8-K

(a)       Exhibits

          27.1 Financial Data Schedule (filed herewith)

(b)       Reports on Form 8-K

        (i) Current Report on Form 8-K, dated January 7, 2000, relating to the announcement of the Company's largest stockholder increasing its position in the Company, filed with the SEC on January 13, 2000.

        (ii) Current Report on Form 8-K, dated January 27, 2000, relating to the acquisition by MSSC wholly-owned subsidiary of the Company, of the assets of Johnson-Lieber, Inc., filed with the SEC on February 1, 2000.

        (iii) Current Report on Form 8-K, dated February 2, 2000, relating to the announcement of the Company's senior management realignment, filed with the SEC on February 3, 2000.

        (iv) Current Report on Form 8-K, dated March 10, 2000, relating to the announcement of the Company's appointment as the primary merchandising organization for SC Johnson, filed with the SEC on March 14, 2000.

        (v) Current Report on Form 8-K, dated March 24, 2000, relating to the release of certain unaudited financial statements for the Company's fourth quarter, filed with the SEC on March 24, 2000.

        (vi) Current Report on Form 8-K, dated March 28, 2000, relating to the distribution of a Consent Solicitation Statement to the holders of its 10 1/8% Senior Subordinated Notes due 2007, filed with the SEC on March 29, 2000.

        (vii)   Current Report on Form 8-K, dated March 31, 2000, relating to
                (a) the announcement of the closing on the refinancing of the Company's existing $68 million senior credit facility with $85 million of senior secured credit facilities and (b) the purchase by MS Acquisition of approximately 4.0 million shares of the Company's common stock, filed with the SEC on March 31, 2000.

        (viii) Current Report on Form 8-K, dated April 7, 2000, relating to the announcement of the signing of a letter of intent to enter into a joint venture effective May 1, 2000 between the Company and Mancini & Groesbeck, Inc, filed with the SEC on April 11, 2000.

        (ix)    Current Report on Form 8-K, dated April 17, 2000, relating to
                (a) the announcement of the Company as national broker for Aurora Food Inc., (b) the Company's 1999 fourth quarter and year end results, and (c) the closing of the acquisition of Sales Force, filed with the SEC on April 20, 2000.

        (x) Current Report on Form 8-K, dated April 27, 2000, relating to the announcement that, effective upon the open of business April 27, 2000, the Company's common stock would begin trading on the Nasdaq SmallCap market, filed with the SEC on April 27, 2000.

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



                                        Marketing Specialists Corporation
                                 --------------------------------------------
                                                 (Registrant)


                                 /s/ Timothy Byrd
                                 --------------------------------------------
                                 Timothy Byrd
                                 Chief Financial Officer


                                 /s/ Jay DiNucci
                                 --------------------------------------------
                                 Jay DiNucci
                                 Corporate Controller

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule