Form 10-Q
period 2000-06-30
MARKETING SPECIALISTS CORP
filed 2000-08-14
CIK 1062184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                  OR

            [TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO .]

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

                            COMMON STOCK, $.01 PAR VALUE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of June 30, 2000 was 19,455,135 and 335,700, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MARKETING SPECIALISTS CORPORATION
                                     INDEX

                                                                           PAGE NO.
                                                                           --------
                          PART I.  FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets June 30, 2000
               (unaudited) and December 31, 1999.........................      1

             Condensed Consolidated Statements of Operations Three months
               ended June 30, 2000 and June 30, 1999 (unaudited).........      2

             Condensed Consolidated Statements of Operations Six months
               ended June 30, 2000 and June 30, 1999 (unaudited).........      3

             Condensed Consolidated Statements of Cash Flows Six months
               ended June 30, 2000 and June 30, 1999 (unaudited).........      4

             Notes to Condensed Consolidated Financial Statements
               (unaudited)...............................................      5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................     13

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK......................................................     17

                            PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS...........................................     18

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS...................     18

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.............................     18

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

ITEM 5.      OTHER INFORMATION...........................................     19

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................     20

             SIGNATURES..................................................     21

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current Assets:
  Restricted cash...........................................    $    962      $  1,200
  Accounts receivable, net of allowance for doubtful
    accounts of $3,557 and $5,730, respectively.............      70,722        53,579
  Inventory.................................................       1,260         1,221
  Properties held for sale..................................          --         7,312
  Prepaid expenses and other current assets.................       3,309         2,895
                                                                --------      --------
Total current assets........................................      76,253        66,207
Other assets................................................      14,568         9,665
Property, plant and equipment, net..........................      33,983        35,204
Intangibles, net............................................     364,326       338,540
                                                                --------      --------
Total Assets................................................    $489,130      $449,616
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................    $ 21,949      $ 14,396
  Accrued expenses..........................................      33,285        33,664
  Current portion of long-term obligations..................      66,526        48,055
                                                                --------      --------
Total current liabilities...................................     121,760        96,115
Long-term obligations, less current portion:
  Long-term debt and notes payable..........................     183,777       170,065
  Obligations under capital leases..........................         725           804
  Covenants not to compete..................................      18,643        21,041
  Acquisition-related deferred compensation liabilities.....      31,780        35,921
                                                                --------      --------
                                                                 234,925       227,831
Other liabilities...........................................       3,708         7,428
Commitments and contingencies
Redeemable convertible preferred stock, at redemption
  value.....................................................       5,000            --

Stockholders' equity (deficit):
  Common Stock, $0.01 par value:
    Authorized shares--54,000,000
    Issued and outstanding--19,751,131 and 14,173,844,
      respectively..........................................         198           142
  Additional paid-in capital................................     159,816       143,080
  Note for sale of common stock.............................      (1,500)       (1,500)
  Accumulated deficit.......................................     (34,330)      (23,033)
  Treasury stock, at cost--39,707 shares....................        (447)         (447)
                                                                --------      --------
Total stockholders' equity..................................     123,737       118,242
                                                                --------      --------
Total Liabilities and Stockholders' Equity..................    $489,130      $449,616
                                                                ========      ========

            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Revenues:
  Commissions...............................................    $    99,055      $   41,131
  Sales.....................................................          9,115           9,338
                                                                -----------      ----------
    Revenues................................................        108,170          50,469
Expenses:
  Cost of sales.............................................          7,857           8,542
  Selling expenses..........................................         74,364          28,297
  General and administrative expenses.......................         17,758          13,611
  Depreciation..............................................          1,689             462
  Amortization..............................................          4,817           1,088
                                                                -----------      ----------
    Operating Expenses......................................        106,485          52,000
                                                                -----------      ----------
Operating income (loss).....................................          1,685          (1,531)
Other income (expenses):
  Interest expense..........................................         (6,972)         (2,122)
  Other income (expense)....................................             97              --
                                                                -----------      ----------
Loss before income taxes....................................         (5,190)         (3,653)
Income tax expense..........................................             34            (739)
                                                                -----------      ----------
Net loss....................................................    $    (5,224)     $   (2,914)
                                                                ===========      ==========
Net loss per share--basic and diluted.......................    $     (0.26)     $    (0.39)
                                                                ===========      ==========
Weighted average shares outstanding--basic and diluted......     19,751,131       7,508,000
                                                                ===========      ==========

            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Revenues:
  Commissions...............................................   $   193,497       $   85,008
  Sales.....................................................        19,639           22,087
                                                               -----------       ----------
    Revenues................................................       213,136          107,095
Expenses:
  Cost of sales.............................................        17,312           19,844
  Selling expenses..........................................       145,119           55,674
  General and administrative expenses.......................        36,002           24,945
  Depreciation..............................................         3,360              850
  Amortization..............................................         9,369            2,158
                                                               -----------       ----------
    Operating Expenses......................................       211,162          103,471
                                                               -----------       ----------
Operating income............................................         1,974            3,624

Other income (expenses):
  Interest expense..........................................       (13,390)          (3,946)
  Other income (expense)....................................           153               --
                                                               -----------       ----------
Loss before income taxes....................................       (11,263)            (322)
Income tax expense..........................................            34              760
                                                               -----------       ----------
Net loss....................................................   $   (11,297)      $   (1,082)
                                                               ===========       ==========
Net loss per share--basic and diluted.......................   $     (0.64)      $    (0.14)
                                                               ===========       ==========
Weighted average shares outstanding--basic and diluted......    17,742,999        7,477,000
                                                               ===========       ==========

            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Cash flows from operating activities:
Net loss....................................................     $(11,297)         $(1,082)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation..............................................        3,360              850
  Amortization..............................................        9,369            2,158
  Other.....................................................        2,018               --
  Changes in operating assets and liabilities:
    Restricted cash.........................................          239              225
    Accounts receivable.....................................      (13,285)           1,331
    Income taxes receivable.................................           --              206
    Prepaid expenses and other current assets...............         (436)            (131)
    Inventory...............................................          (39)             591
    Other assets............................................          229               50
    Accounts payable........................................        6,479           (3,427)
    Accrued expenses........................................       (9,522)          (4,058)
                                                                 --------          -------
Net cash used in operating activities.......................      (12,885)          (3,287)

Cash flows from investing activities:
Purchases of property and equipment.........................         (500)            (532)
Proceeds from disposal of assets............................        6,537               --
Cash paid, net of cash assumed, in purchase of businesses...      (12,388)          (4,537)
                                                                 --------          -------
Net cash used in investing activities.......................       (6,351)          (5,069)

Cash flows from financing activities:
Restricted cash.............................................           --            1,685
Borrowings under credit facility............................       24,729            9,400
Proceeds from stock issuance, net of related fees...........       20,000            4,046
Fees related to the New Senior Credit Facility..............       (5,089)              --
Principal payments on notes payable and other long-term
  obligations...............................................      (20,404)          (7,353)
                                                                 --------          -------
Net cash provided by financing activities...................       19,236            7,778
                                                                 --------          -------
Net change in cash..........................................           --             (578)
Cash at beginning of period.................................           --            1,185
                                                                 --------          -------
Cash at end of period.......................................     $     --          $   607
                                                                 ========          =======
Supplemental disclosures of:
Cash flows information--
  Cash payments for interest................................     $ 11,581          $ 4,150
                                                                 ========          =======
  Cash payments for income taxes............................     $    276          $    27
                                                                 ========          =======
Non cash flows information--
  Purchase price financed with debt and other incentives....     $ 16,185          $ 7,061
                                                                 ========          =======
  Allocation of debt value to detachable warrants...........     $  1,700          $    --
                                                                 ========          =======

            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Marketing Specialists Corporation (formerly Merkert American Corporation, the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented have been made. The consolidated results of operations for the interim periods in 2000 are not necessarily indicative of those that may be expected for the year ended December 31, 2000.

    This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1999, included in the Annual Report on Form 10-K of Marketing Specialists Corporation and Subsidiaries (formerly Merkert American Corporation).

2.  OPERATIONS AND ACQUISITIONS

    THE MERGER

    On August 18, 1999, the Company completed a merger with Dallas, Texas-based Richmont Marketing Specialists Inc. ("Richmont"), one of the largest food brokers in the United States (the "Merger"). The Company completed the Merger for an aggregate purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments (i.e., for closing costs), no new debt, $170.0 million in assumed debt and $63.4 million in Common Stock and options. Under the terms of the Merger, Richmont stockholders received 6,705,551 shares of the Company's Common Stock. The Company also granted certain Richmont stockholders and employees options to purchase 800,000 additional shares of the Company's Common Stock at a price equal to $13.50 per share. For financial reporting purposes, the Company is presented as the acquiring entity, since the Company's stockholders own the largest portion of the Common Stock of the combined Company. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation."

    The following unaudited pro forma combined statements of operations information gives effect to the merger with Richmont as if it had occurred on January 1, 1999, and excludes non-recurring restructuring charges (unaudited and amounts in thousands, except share and per share amounts):

                                                 PRO-FORMA           PRO-FORMA
                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 1999       JUNE 30, 1999
                                             ------------------   ----------------
Commissions................................     $    94,219          $   190,599
Sales......................................           9,338               22,087
EBITDA.....................................           3,292               10,596
Net loss...................................          (8,961)             (14,653)
Net loss per share:
  Basic and diluted........................     $     (0.63)         $     (1.03)
Shares used in computing net loss per
  share:
  Basic and diluted........................      14,213,551           14,167,634

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

2.  OPERATIONS AND ACQUISITIONS (CONTINUED)
    OTHER ACQUISITIONS

    In January 2000, the Company acquired Johnson-Lieber, Inc. ("Johnson-Lieber"), a brokerage firm operating in the Seattle, Washington, Spokane, Washington; Portland, Oregon; Billings, Montana; and Anchorage, Alaska markets. The Company acquired Johnson-Lieber for an aggregate discounted purchase price of approximately $10.2 million, which included approximately
$3.1 million in cash payments and $7.1 million in new debt and other incentives.

    In April 2000, the Company acquired the Sales Force Companies, Inc. ("Sales Force"), a full service brokerage firm operating in the Central Region of the United States. The Company acquired Sales Force for an aggregate discounted purchase price of approximately $26.7 million, which included approximately $12.8 million in total estimated cash payments, $9.1 million in new debt, and $4.8 million in assumed debt. The purchase price was allocated to the net assets of Sales Force on a preliminary basis (subject to revision) based on their estimated fair values. The Company has recorded the excess of the purchase price as goodwill. The Company has engaged an independent outside accounting firm to review and confirm the final adjusted price for this acquisition based on Sales Force financial information prepared in accordance with the terms of the stock purchase agreement.

3.  LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share (unaudited and amounts in thousands, except share and per share amounts):

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                             JUNE 30, 2000        JUNE 30, 1999
                                           ------------------   ------------------
Numerator:
  Net loss...............................     $    (5,224)         $    (2,914)
Denominator
  Weighted average shares--basic.........      19,751,131            7,508,000
  Dilutive stock options.................              --                   --
  Weighted average shares--assuming
    dilution.............................      19,751,131            7,508,000
  Number of options excluded as they
    would be
  Anti-dilutive..........................       1,615,321              730,100
Net loss per share.......................
  Basic and diluted......................     $     (0.26)         $     (0.39)

                                            SIX MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30, 2000        JUNE 30, 1999
                                            ----------------     ----------------
Numerator:
  Net loss...............................     $   (11,297)         $    (1,082)
Denominator
  Weighted average shares--basic.........      17,742,999            7,477,000
  Dilutive stock options.................              --                   --
  Weighted average shares--assuming
    dilution.............................      17,742,999            7,477,000
  Number of options excluded as they
    would be
  Anti-dilutive..........................       1,615,321              730,100
Net loss per share
  Basic and diluted......................     $     (0.64)         $     (0.14)

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

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

    Information on the Company's business segments is as follows (unaudited and amounts in thousands):

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                             JUNE 30, 2000        JUNE 30, 1999
                                           ------------------   ------------------
Revenues
  Food Brokerage.........................       $ 99,055             $ 41,131
  Private Label..........................          9,115                9,338
                                                --------             --------
                                                $108,170             $ 50,469
                                                ========             ========
Operating Profit (loss)
  Food Brokerage.........................       $ 17,804             $  2,338
  Private Label..........................            836                  797
  General Corporate Expenses.............        (16,955)              (4,666)
                                                --------             --------
                                                $  1,685             $ (1,531)
                                                ========             ========

                                            SIX MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30, 2000        JUNE 30, 1999
                                            ----------------     ----------------
Revenues
  Food Brokerage.........................       $193,497             $ 85,008
  Private Label..........................         19,639               22,087
                                                --------             --------
                                                $213,136             $107,095
                                                ========             ========
Operating Profit (loss)
  Food Brokerage.........................       $ 34,631             $ 10,166
  Private Label..........................          1,321                2,242
  General Corporate Expenses.............        (33,978)              (8,784)
                                                --------             --------
                                                $  1,974             $  3,624
                                                ========             ========
Identifiable Assets at June 30, 2000:
  Food Brokerage.........................       $ 65,398
  Private Label..........................          5,324
  General Corporate Assets...............        418,408
                                                --------
                                                $489,130
                                                ========

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

5.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (amounts in thousands):

                                                  JUNE 30, 2000    DECEMBER 31, 1999
                                                  --------------   ------------------
                                                   (UNAUDITED)
10.125% Senior Subordinated Notes, due
  December 15, 2007.............................     $100,000           $100,000
Credit Facility:
  Revolving Credit..............................       45,029             20,300
  Term Loan.....................................       33,513             43,750
Covenants not to compete........................       22,535             24,762
Bank--mortgage loans............................       12,643             12,781
Notes payable...................................       50,115             32,379
Acquisition-related deferred compensation.......       36,440             40,660
Obligations under capital leases................        1,176              1,254
                                                     --------           --------
                                                      301,451            275,886
Less current maturities.........................      (66,526)           (48,055)
                                                     --------           --------
  Net long-term obligations.....................     $234,925           $227,831
                                                     ========           ========

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

    The Notes are unsecured and will be subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by certain guarantor wholly-owned subsidiaries of the Company as defined in the Registration Statement, which comprise substantially all the direct and indirect subsidiaries of the Company. The Company is a holding company with no assets or operations other than its interests in its subsidiaries. Separate financials and other disclosures for such subsidiaries have not been presented due to management determination that such information is not material for investors.

    Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Notes is payable on December 15, 2007, the maturity date. Except as described below, the Company may not redeem the Notes prior to December 15, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the following redemption prices: 2002--105.063%; 2003--103.375%; 2004--101.688%; 2005 or
thereafter--100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

5.  LONG-TERM OBLIGATIONS (CONTINUED)
fund requirement. Upon a change of control, as defined (not triggered by the merger with Richmont), each holder of the Notes will have the right to require the Company to make an offer to repurchase such holder's notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

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

    AMENDED TERM LOAN

    On March 30, 2000, the Company became a party to a Second Amended and Restated Credit Agreement among the Company and First Union National Bank, as agent (the "Amended Term Loan"). The Amended Term Loan consists of a two-year, secured $35.0 million term loan. Under the Amended Term Loan, the principal amount of the term loan was reduced from approximately $43.8 million (as of December 31, 1999) to $35.0 million.

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

    In connection with the Amended Term Loan, the Company issued to an affiliate of First Union National Bank detachable warrants to purchase up to 4.0% of the Company's Common Stock on a diluted basis. The exercise price of the warrants will be nominal, and the warrants will be exercisable at any time after the second anniversary of the issuance of the warrants. The proceeds of the Amended Term Loan

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

5.  LONG-TERM OBLIGATIONS (CONTINUED)
were allocated between debt and warrants (classified as part of paid-in capital) based on their respective estimated fair market values.

    The letter of credit outstanding under the Initial Credit Facility was replaced on March 29, 2000, by a $1.1 million letter of credit issued for the account of Richmont Capital Partners I, L.P. ("RCPI"), an affiliate of MS Acquisition Limited ("MS Acquisition"), the Company's largest shareholder. The Company in turn issued to RCPI a reimbursement note subordinated in right of payment to the 10.125% Senior Subordinated Notes due 2007, ("Notes"), in the amount of the letter of credit. The promissory note will become payable if the letter of credit is drawn.

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

    The New Revolver will be secured by a first priority security interest in cash, cash equivalents, accounts receivable and inventory of the Company and its subsidiaries and proceeds thereof but not in assets that are the proceeds of equipment, fixtures, real estate, intellectual property or the stock of subsidiaries. In addition, Sales Force, Paul Inman Associates, Inc. ("Inman"), Marketing Specialists Sales Company ("MSSC") and Bromar, Inc. ("Bromar") are co-borrowers under the New Revolver, jointly and severally liable for all borrowings and other related obligations thereunder. Interest is payable on the New Revolver at a rate based on one of two customary interest rates plus an additional interest margin ranging from 150 to 350 basis points. The applicable margin is determined based on certain financial ratios of the Company.

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

    As of June 30, 2000, the Company capitalized approximately $5.1 million in eligible costs related to obtaining the New Senior Credit Facility. The Company plans to amortize these costs over a 24-month period, the term of the New Senior Credit Facility.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

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

7.  INCOME TAXES

    The Company's income tax provision varies from the statutory rate primarily because of the difference in book and tax treatment of intangible assets, the non-deductibility of certain portions of meal and entertainment expenses and officer's life insurance premiums, state income taxes imposed by the various states on the Company's operations, and the valuation allowance provided for deferred tax assets that may not be realizable in the future.

8.  ISSUANCE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 20, 2000, the Board of Directors of the Company authorized and provided for the issuance of 10,000 shares of 8.0% Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share, with a stated value of $1,000 per share (the "Preferred Stock"). Each share of Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extent of funds legally available, all outstanding shares of Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock shares (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On June 23, 2000, the Company issued 5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement. The cash proceeds were used to fund general corporate expenses.

9.  STOCK OPTION PLAN

    The Company maintains the Merkert American Corporation 1998 Stock Option and Incentive Plan (the "1998 Stock Plan," as amended). At the annual meeting of stockholders held in June 2000, the Company's stockholders approved an increase of the maximum number of shares of Common Stock available under the Company's 1998 Stock Plan. In January 2000, the Company granted options to purchase approximately 1,300,000 shares of Common Stock to certain board members, executives and key employees under the Stock Option. The options vest over 3 years from the grant date and are exercisable at $3.00 per share. Simultaneously, the Company (with the consent of the affected individuals) cancelled options to purchase approximately 980,000 shares of Common Stock at exercise prices ranging from $3.00

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

9.  STOCK OPTION PLAN (CONTINUED)
to $15.00 per share. The newly issued stock options will be treated as variable options for accounting purposes, and the Company will record compensation expense over the vesting period to the extent that the fair value of the Common Stock exceeds the option exercise price.

10.  SUBSEQUENT EVENTS

    In August 2000, the Company issued an additional 4,500 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $4.5 million pursuant to the terms of a preferred stock purchase agreement.

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

INTRODUCTION

    The Company was incorporated on March 4, 1998, to create a leading national food brokerage firm, providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with retailers, wholesalers, mass merchandisers, supercenters, membership warehouses, drug stores and specialty food outlets ("Retailers"). The Company's principal source of revenue is commissions it receives from Manufacturers. The Company's other activities include managing private label programs on behalf of selected Retailers.

ACQUISITION HISTORY

    The acquisitions noted below were accounted for using the purchase method of accounting. The intangible assets resulting from each acquisition are being amortized over their estimated useful lives. The operating results for each acquisition have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In January 2000, the Company acquired Johnson-Lieber for an aggregate discounted purchase price of approximately $10.2 million, which included approximately $3.1 million in cash payments and $7.1 million in new debt and other incentives.

    In April 2000, the Company acquired Sales Force for an aggregate discounted purchase price of approximately $26.7 million, which included approximately $12.8 million in total estimated cash payments, $9.1 million in new debt, and $4.8 million in assumed debt.

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

RESULTS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED
  JUNE 30, 1999

    COMMISSIONS. Commissions increased $57.9 million (or 140.9%) to $99.0 million for the quarter ended June 30, 2000, as compared to $41.1 million for the quarter ended June 30, 1999. This increase is primarily related to the inclusion of commissions for Richmont in 2000.

    SALES. Sales decreased to $9.1 million for the quarter ended June 30, 2000 from $9.3 million for quarter ended June 30, 1999. Gross profit on sales increased to $1.3 million (or 13.8% of sales) for the quarter ended June 30, 2000, from $0.8 million (or 8.6% of sales) for the quarter ended June 30, 1999.

    SELLING EXPENSES. Selling expenses increased $46.1 million to $74.4 million for the quarter ended June 30, 2000, as compared to $28.3 million for the quarter ended June 30, 1999. The Company's expenses for the quarter ended June 30, 2000, primarily relate to costs for Richmont.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $4.2 million to $17.8 million for the quarter ended June 30, 2000, as compared to $13.6 million for the quarter ended June 30, 1999. This increase is primarily related to the inclusion of costs for Richmont in 2000. General and administrative costs, as a percentage of revenues, decreased to 16.4% for the quarter ended June 30, 2000, from 27.0% for the quarter ended June 30, 1999, due to the cost saving measures put into place relating to the elimination of duplicative facilities resulting from the Merger.

    Earnings before depreciation and amortization increased to approximately $8.2 million for the quarter ended June 30, 2000, as compared to $0.02 million for the quarter ended June 30, 1999, as a result of the factors noted above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $4.9 million to $6.5 million for the quarter ended June 30, 2000, as compared to $1.6 million for the quarter ended June 30, 1999. This increase is the result of the effect of the goodwill and other intangible assets associated with the Merger.

    INTEREST EXPENSE. Interest expense increased $4.9 million to $7.0 million for the quarter ended June 30, 2000, as compared to $2.1 million for the quarter ended June 30, 1999. The increase in 2000 is attributable to increased borrowing on the New Senior Credit Facility and interest on the Notes.

    LOSS BEFORE INCOME TAXES. As a result of the factors noted above, loss before income taxes was approximately ($5.2) million for the quarter ended June 30, 2000, as compared to a loss of ($3.7) million for the quarter ended
June 30, 1999.

    PROVISION FOR INCOME TAXES. The Company has not recorded the full tax benefit associated with historical losses since its future realizability is not assured.

    NET LOSS. As a result of the factors noted above, the Company's net loss was approximately ($5.2) million for the quarter ended June 30, 2000, as compared to a net loss of ($2.9) million for the quarter ended June 30, 1999.

RESULTS FOR THE 6 MONTHS ENDED JUNE 30, 2000 COMPARED TO 6 MONTHS ENDED JUNE 30,
  1999

    COMMISSIONS. Commissions increased $108.5 million (or 127.7%) to $193.5 million for the 6 months ended June 30, 2000, as compared to $85.0 million for the 6 months ended June 30, 1999. This increase is primarily related to the inclusion of commissions for Richmont in 2000.

    SALES. Sales decreased to $19.6 million for the 6 months ended June 30, 2000 from $22.1 million for 6 months ended June 30, 1999. Gross profit on sales increased to $2.3 million (or 11.9% of sales) for the 6 months ended June 30, 2000, from $2.2 million (or 10.2% of sales) for the 6 months ended June 30, 1999.

    SELLING EXPENSES. Selling expenses increased $89.4 million to $145.1 million for the 6 months ended June 30, 2000, as compared to $55.7 million for the 6 months ended June 30, 1999. The Company's expenses for the 6 months ended June 30, 2000, primarily relate to costs for Richmont.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $11.1 million to $36.0 million for the 6 months ended June 30, 2000, as compared to $24.9 million for the 6 months ended June 30, 1999. This increase is primarily related to the inclusion of costs for Richmont in 2000. General and administrative costs, as a percentage of revenues, decreased to 16.9% for the 6 months ended June 30, 2000, from 23.3% for the 6 months ended June 30, 1999, due to the cost saving measures put into place relating to the elimination of duplicative facilities resulting from the Merger.

    Earnings before depreciation and amortization increased to approximately $14.7 million for the 6 months ended June 30, 2000, as compared to $6.6 million for the 6 months ended June 30, 1999, as a result of the factors noted above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $9.7 million to $12.7 million for the 6 months ended June 30, 2000, as compared to $3.0 million for the 6 months ended June 30, 1999. This increase is the result of the effect of the goodwill and other intangible assets associated with the Merger.

    INTEREST EXPENSE. Interest expense increased $9.5 million to $13.4 million for the 6 months ended June 30, 2000, as compared to $3.9 million for the 6 months ended June 30, 1999. The increase in 2000 is attributable to increased borrowing on the New Senior Credit Facility and interest on the Notes.

    LOSS BEFORE INCOME TAXES. As a result of the factors noted above, loss before income taxes was approximately ($11.3) million for the 6 months ended June 30, 2000, as compared to income of ($0.3) million for the 6 months ended June 30, 1999.

    PROVISION FOR INCOME TAXES. The Company has not recorded the full tax benefit associated with historical losses since its future realizability is not assured.

    NET LOSS. As a result of the factors noted above, the Company's net loss was approximately ($11.3) million for the 6 months ended June 30, 2000, as compared to a net loss of ($1.1) million for the 6 months ended June 30, 1999.

COMBINED INTEGRATION ACTIVITIES

    As part of the Merger, the Company further integrated many of its sales offices and most of its administrative operations (including accounting, treasury, payroll, human resources, and information technology). This process resulted in the integration and consolidation of 37 facilities throughout the

Southeast and Mid-Atlantic regions of the country. As a result of its ongoing integration activities, the Company recorded a restructuring charge during the year ended December 31, 1999, of approximately $13.3 million. The charge consisted of approximately $8.6 million relating to non-cancelable lease obligations on vacated facilities and $4.7 million relating to severance and other personnel-related amounts.

LIQUIDITY AND CAPITAL RESOURCES

    See Note 5 to the Condensed Consolidated Financial Statements.

    On January 7, 2000, the Company received an equity investment from its largest stockholder, MS Acquisition. MS Acquisition increased its equity position by purchasing 1,577,287 additional shares of Common Stock at an aggregate purchase price of $5.0 million ($3.17 per share) pursuant to the terms of a stock purchase agreement. On March 30, 2000, MS Acquisition purchased an additional 4,000,000 shares of Common Stock for an aggregate purchase price of $10.0 million ($2.50 per share) pursuant to the terms of a stock purchase agreement. The funds served as an additional source of capital for the Company's operations and provided the Company with additional short-term and long-term liquidity. The offering, sale and issuance of these shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to a private offering exemption under Section 4(2) promulgated thereunder.

    On June 20, 2000, the Board of Directors of the Company authorized and provided for the issuance of 10,000 shares of 8.0% Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share, with a stated value of $1,000 per share (the "Preferred Stock"). On June 23, 2000, the Company issued 5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement. The cash proceeds were used to fund general corporate expenses. See Note 8 to the Condensed Consolidated Financial Statements.

    Net cash used in operating activities for the 6 months ended June 30, 2000, was approximately ($12.9) million as compared to approximately ($3.3) million for the same period in 1999. The Company's net loss of approximately ($11.3) million for the 2000 period included approximately $9.4 million in non-cash amortization expense primarily related to acquisition-related intangible assets. Operating cash flows for the 2000 period also included approximately $13.3 million in net increases to accounts receivable and approximately $3.0 million in net decreases related to accounts payable and accrued expenses. The Company's net loss of approximately ($1.1) million for the 1999 period included approximately $2.2 million in non-cash amortization expense primarily related to acquisition-related intangible assets. Operating cash flows for the 1999 period included approximately $7.5 million in decreases related to accounts payable and accrued expenses.

    Net cash used in investing activities for the 6 months ended June 30, 2000, was approximately ($6.4) million as compared to approximately ($5.1) million for the same period in 1999. Investing cash flows for the 2000 period included approximately $6.5 million in cash proceeds related to the sale of the Company's Orange County, California and Phoenix, Arizona buildings in February 2000. Investing cash flows for this period also included approximately $12.4 million in cash payments primarily related to the purchases of Johnson-Leiber in January 2000 and Sales Force in April 2000. Investing cash flows for the 1999 period included approximately $4.5 million in net cash payments primarily related to the purchases of Sell, Inc. in January 1999 and United Brokerage Company in April 1999.

    Net cash provided by financing activities for the 6 months ended June 30, 2000, was approximately $19.2 million as compared to approximately $7.8 million for the same period in 1999. Financing cash flows for the 2000 period included $15.0 million in proceeds from the sale of Common Stock to MS Acquisition in the first quarter of 2000 and $5.0 million in proceeds from the sale of Preferred Stock to MS Acquisition in June 2000. Investing cash flows for this period also include $24.7 million in net borrowings on the New Revolver. These proceeds were offset by approximately $20.4 million in principal payments in long-term obligations, of which approximately $8.8 million were related to the Initial Term Loan, and approximately

$5.1 million in cash payments related to the acquisition of the New Senior Credit Facility in 2000. Financing cash flows for the 1999 period included approximately $4.0 million in proceeds from the sale of Common Stock and $9.4 million in incremental borrowings on the Initial Credit Facility. Financing cash flows for this period also included approximately $7.4 million in principal payments on long-term obligations.

    At June 30, 2000, the working capital deficit of the Company was approximately ($45.5) million primarily resulting from the classification of the balance of the New Revolver as a current obligation. The Company believes that cash flows provided by its operations, together with its existing cash, amounts available under the New Senior Credit Facility and other financing sources, should be sufficient to fund its debt service requirements, working capital needs, capital expenditures, and other operating expenses in the foreseeable future. The Company's future operating performance and ability to service or refinance long-term obligations will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control.

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

    The Company experienced no significant Year 2000 issues in January 2000 or since. No assurance can be given that Year 2000 compliance issues will not materialize and be resolved without future disruption or that the Company will not incur significant additional expense. In addition, the failure of certain of the Company's significant suppliers, Manufacturers and Retailers to address the Year 2000 compliance issues could have a material adverse effect on the Company.

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

    The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose the Company to certain types of market risk, including interest rate, commodity price or equity price risk. The Company has not entered into any forward or futures contracts. The Company has not purchased any options or entered into any swaps.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

    A. As reported in the Company's Current Report on Form 8-K dated July 6, 2000, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Monroe & Company, LLC ("Monroe LLC") on June 13, 2000. Monroe LLC filed an action entitled MONROE & COMPANY, LLC V. MARKETING SPECIALISTS CORPORATION, Civil Action No. 99-4745, in Middlesex Superior Court, Commonwealth of Massachusetts, asserting, among other things, that it was due advisory fees arising out of letter agreements. The terms of the Settlement Agreement remain confidential.

    B. As reported in the Company's Current Report on Form 8-K dated July 6, 2000, a lawsuit was filed on June 8, 2000 in the Delaware Court of Chancery by William Brown, III on behalf of the public stockholders, alleging that the $2.50 offer price made in the proposal by the majority stockholder, Richmont Capital Partners I, L.I. ("RCPI"), to purchase all outstanding shares of the Company is inadequate. The plaintiff class asserts that the Board of Directors has violated its fiduciary duties to the Company stockholders, including the duty of fair dealing. The plaintiffs seek the enjoinder of the tender offer by RCPI or the rescission of the contract if the offer is consummated and the awarding of rescission damages.

    C. On May 29, 1999, L.C. Hicks, Jr. ("Hicks") filed suit against Merkert American Co., Inc. ("MACI"). The case is pending in the United States District Court for the Middle District of Florida, Tampa Division. Hicks was the owner of Dopson-Hicks, Inc., which was acquired by Rogers-American Company, Inc. ("Rogers-American") in 1995. Hicks entered into an employment contract entered into contemporaneous with the sale of his business. Hicks claims that MACI breached the contract by not providing him the same employee benefits that the President and CEO of Rogers-American received. Court-ordered mediation occurred during the 2nd quarter reporting period in Tampa, but a settlement could not be reached. The Company plans to continue to vigorously defend against this action. Trial is currently scheduled for November 2000.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 23, 2000, the Company sold approximately 5,000 shares of convertible, paid-in-kind preferred stock of the Company, $0.01 par value per share (the "Preferred Stock"), to MS Acquisition Limited, a Texas limited partnership ("MS"), for a purchase price of $1,000 per share. See Note 8 to the Condensed Consolidated Financial Statements. At such time MS was the beneficial owner of approximately 49% of the issued and outstanding shares of common stock of the Company. On August 8, 2000, the Company sold an additional 4,500 shares of the Preferred Stock to MS under the same terms. See Note 10 to the Condensed Consolidated Financial Statements. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, because they were sold to a single investor believed to be a sophisticated investor with a pre-existing business relationship with the Company and believed to have been purchasing the securities for investment without a view to further distribution. The proceeds from both sales will be used for general corporate purposes. Both issuances were approved by the Board of Directors and a special committee of non-MS related directors. The Preferred Stock is non-voting, pays dividends of 8%, and is now convertible to common stock of the Company after the Company received early termination of the waiting period on July 27, 2000 in connection with its Hart-Scott-Rodino Antitrust Improvement Act filing.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held June 28, 2000, shares were voted on the following matters as indicated below:

    1.  Election of Class I, II and III Directors.

                                                                                           BROKER
                NOMINEE                   CLASS        FOR       AGAINST    ABSTENTIONS   NON-VOTES
                -------                  --------   ----------   --------   -----------   ---------
Ronald D. Pedersen.....................      I      11,400,034      --         3,523          --
Timothy M. Byrd........................      I      11,400,284      --         3,273          --
James A. Schlindwein...................      I      11,399,315      --         4,242          --
Nick G. Bouras.........................     II      11,400,284      --         3,273          --
Gerald R. Leonard......................     II      11,396,629      --         6,298          --
Edward P. Grace, III...................     II      11,400,530      --         3,027          --
John P. Rochon.........................    III      11,400,322      --         3,235          --
Michael J. Merriman....................    III      11,400,284      --         3,273          --

    2. Ratification of the appointment of Arthur Andersen, LLP as independent accountants.

   FOR       AGAINST    ABSTENTIONS   BROKER NON-VOTES
   ---       --------   -----------   ----------------
11,400,428    2,361         768              --

    3. Approval of amendment to the Company's Stock Option Plan to increase the maximum number of shares of Common Stock available for issuance thereunder.

   FOR       AGAINST    ABSTENTIONS   BROKER NON-VOTES
   ---       --------   -----------   ----------------
11,395,664    7,579         314              --

ITEM 5:  OTHER INFORMATION

    On April 20, 2000, the Company filed a Current Report on Form 8-K dated April 17, 2000 in connection with the closing of the acquisition of The Sales Force Companies, Inc. ("Sales Force"), a full-service sales, marketing and merchandising firm with headquarters in Chicago, Illinois.

    On June 30, 2000, the Company entered into a contractual relationship with Mancini & Groesbeck, Inc. outlining rights, duties and obligations relating to the business of providing outsourced sales, merchandising, marketing and order management services to manufacturers, suppliers and producers of food products and consumer goods in order to sell the products and goods to various retailers and wholesalers in a variety of trade channels, including grocery stores, drug stores, convenience stores and mass merchandisers located in Utah, Montana and Idaho, plus Albertson's corporately.

    On July 31, 2000, the Company entered into a letter of intent to sell to Woodland Partners, LLC, a Massachusetts limited liability company ("Woodland Partners"), substantially all of the assets and assumption of certain liabilities relating to the following four operating divisions of the Company:
Dorann Foods, Merco Packaging, Merco Price Marking and Merkert Laboratories (the "Divisions"). As full and complete consideration for the transfer of such assets, Woodland Partners is to assume and pay or otherwise satisfy the accounts payable of the Divisions and is to assume certain contracts associated with the business of the Divisions.

    The Company has engaged an independent accounting firm to review and confirm the final adjusted purchase price for the Sales Force acquisition based on financial information prepared in accordance with the terms of the stock purchase agreement.

    On August 11, 2000, the Company implemented changes in its operations to improve its management organization and structure. Included in the restructuring was a staff reduction amounting to approximately 5% of the Company's work force, including both corporate and field personnel.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       The Exhibits filed as part of this Form 10-Q are listed on the Index to Exhibits on page 22.

    (b) Reports on Form 8-K

       (i) Current Report on Form 8-K, dated April 7, 2000, relating to the announcement of the signing of a letter of intent to enter into a joint venture between the Company and Mancini & Groesbeck, Inc.

       (ii) Current Report on Form 8-K, dated April 17, 2000, relating to the announcement of the following: (x) appointment of the Company as national broker for Aurora Foods Inc., (y) the Company's fourth quarter and year end results, and (z) the closing of its acquisition of Sales Force.

       (iii) Current Report on Form 8-K, dated April 27, 2000, relating to the announcement that, effective upon the open of business April 27, 2000, the Company's common stock will begin trading on the Nasdaq SmallCap market.

       (iv) Current Report on Form 8-K, dated May 19, 2000, relating to the announcement of the following: (w) the Company's first quarter financials, with revenues totaling approximately $105.0 million, and
           (x) the Company's securing major national brokerage contracts with Kellogg's, SC Johnson and Aurora Foods, (y) that the Company's new-business pipeline remains strong, and (z) that the Company closed its $85.0 million senior secured credit facility

       (v) Current Report on Form 8-K, dated June 13, 2000, relating to the announcement that the Company has formed a Special Committee of Disinterested Directors to review and evaluate a tender offer from Richmont Capital Partners I, L.P.

       (vi) Current Report on Form 8-K, dated July 6, 2000, relating to a Settlement Agreement and Mutual Release entered into by and between the Company and Monroe & Company, LLC.

       (vii) Current Report on Form 8-K, dated June 23, 2000, relating to the sale, on June 23, 2000, of approximately 5,000 shares of convertible, paid-in-kind preferred stock of the Company, $.01 par value per share, to MS Acquisition Limited, a Texas limited partnership, for a purchase price of $1,000 per share.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MARKETING SPECIALISTS CORPORATION
                                                       REGISTRANT

                                                       By:               /s/ TIMOTHY BYRD
                                                            -----------------------------------------
                                                                           Timothy Byrd
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:               /s/ JAY DINUCCI
                                                            -----------------------------------------
                                                                           Jay DiNucci
                                                                       CORPORATE CONTROLLER

                               INDEX TO EXHIBITS

    The following is a complete list of exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

 10.1 Credit Agreement, dated March 30, 2000, among Marketing Specialists Corporation and certain of its subsidiaries, as Borrowers, The Chase Manhattan Bank, as Agent, and the banks named therein (filed herewith).

 10.2 First Amendment to Credit Agreement, dated April 13, 2000, among Marketing Specialists Corporation, Marketing Specialists Sales Company, Paul Inman Associates, Inc., Bromar, Inc. and The Chase Manhattan Bank (filed herewith).

 10.3 Joinder Agreement, dated April 14, 2000, by The Sales Force
      Companies, Inc., Marketing Specialists Corporation, Marketing Specialists Sales Company, Paul Inman Associates, Inc., Bromar, Inc. and The Chase Manhattan Bank (filed herewith).

 10.4 Intercreditor Agreement, dated March 30, 2000, between and among Marketing Specialists Corporation, Paul Inman Associates, Inc., Marketing Specialists Sales Company, and Bromar, Inc., as Debtors, and The Chase Manhattan Bank and First Union National Bank, as Agents (filed herewith).

 10.5 Guaranty Agreement, dated March 30, 2000, of Richmont Capital Partners I, L.P. (filed herewith).

 10.6 Security Agreement, dated March 30, 2000, by and among Marketing Specialists Corporation, Marketing Specialists Sales Company, Paul Inman Associates, Inc., and Bromar, Inc., and The Chase Manhattan Bank (filed herewith).

 10.7 Promissory Note, dated March 30, 2000, of Marketing Specialists Corporation, Paul Inman Associates, Inc., Marketing Specialists Sales Company, and Bromar, Inc. issued to The Chase Manhattan Bank (filed herewith).

 10.8 Promissory Note, dated April 14, 2000, of Marketing Specialists Corporation, Paul Inman Associates, Inc., Marketing Specialists Sales Company, Bromar, Inc., and The Sales Force Companies, Inc. issued to The Chase Manhattan Bank (filed herewith).

 10.9 Promissory Note, dated March 30, 2000, of Marketing Specialists Corporation, Paul Inman Associates, Inc., Marketing Specialists Sales Company, and Bromar, Inc. issued to Credit Suisse/First Boston (filed herewith).

10.10 Promissory Note, dated April 14, 2000, of Marketing Specialists Corporation, Paul Inman Associates, Inc., Marketing Specialists Sales Company, Bromar, Inc., and The Sales Force Companies, Inc. issued to Credit Suisse/First Boston (filed herewith).

10.11 Promissory Note, dated March 30, 2000, of Marketing Specialists Corporation, Paul Inman Associates, Inc., Marketing Specialists Sales Company, and Bromar, Inc. issued to Fleet Capital Bank (filed herewith).

10.12 Promissory Note, dated April 14, 2000, of Marketing Specialists Corporation, Paul Inman Associates, Inc., Marketing Specialists Sales Company, Bromar, Inc., and The Sales Force Companies, Inc. issued to Fleet Capital Bank (filed herewith).

10.13 Second Amended and Restated Credit Agreement, dated March 30, 2000, among Marketing Specialists Corporation, First Union National Bank and the other financial institutions named therein (filed herewith).

10.14 Second Amended and Restated Term Note, as amended and restated March 30, 2000, of Marketing Specialists Corporation issued to First Union National Bank (filed herewith).

10.15 Second Amended and Restated Guaranty Agreement, dated March 30, 2000, by and among Marketing Specialists Sales Company, Bromar, Inc. and Paul Inman Associates, Inc., in favor of First Union National Bank (filed herewith).

10.16 Second Amended and Restated Pledge Agreement, dated March 30, 2000, by and among Marketing Specialists Corporation and its subsidiaries in favor of First Union National Bank (filed herewith).

10.17 Second Amended and Restated Security Agreement, dated March 30, 2000, by and among Marketing Specialists Corporation and its subsidiaries in favor of First Union National Bank (filed herewith).

10.18 Stock Purchase Agreement, closing date April 14, 2000, by and among Marketing Specialists Sales Company, as Buyer, The Sales Force Companies, Inc., as the Company, and the Stockholders of the Company (filed herewith).

10.19 Management Agreement, dated as of June 30, 2000, by and among Marketing Specialists Sales Company, Mancini & Groesbeck, Inc., Mancini & Groesbeck, Inc. Montana, Tad Mancini and Chris Mancini (filed herewith).

10.20 Preferred Stock Purchase Agreement, dated June 23, 2000, by and between Marketing Specialists Corporation and MS Acquisition Limited in connection with the sale by the Company of 5,000 shares of convertible paid-in-kind preferred stock (filed herewith).

10.21 Preferred Stock Purchase Agreement, dated August 8, 2000, by and between Marketing Specialists Corporation and MS Acquisition Limited in connection with the sale by the Company of 4,500 shares of convertible paid-in-kind preferred stock (filed herewith).

 27.1 Financial Data Schedule (filed herewith).