Form 10-Q
period 2000-09-30
MARKETING SPECIALISTS CORP
filed 2000-11-21
CIK 1062184

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                           COMMON STOCK, $0.01 PAR VALUE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of September 30, 2000 was 25,912,809 and 72,736, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MARKETING SPECIALISTS CORPORATION
                                     INDEX

                                                                           PAGE NO.
                                                                           ---------
                           PART I.  FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets, September 30, 2000
               (unaudited) and December 31, 1999.........................      3

             Condensed Consolidated Statements of Operations, Three
               months ended September 30, 2000 (unaudited) and
               September 30, 1999 (unaudited)............................      4

             Condensed Consolidated Statements of Operations, Nine months ended September 30, 2000 (unaudited) and September 30,
               1999 (unaudited)..........................................      5

             Condensed Consolidated Statements of Cash Flows, Nine months ended September 30, 2000 (unaudited) and September 30,
               1999 (unaudited)..........................................      6

             Notes to Condensed Consolidated Financial Statements
               (unaudited)...............................................      7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................     18

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK......................................................     24

                            PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS...........................................     25

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS...................     25

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.............................     25

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     26

ITEM 5.      OTHER INFORMATION...........................................     26

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................     26

             SIGNATURES..................................................     28

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                                                               (UNAUDITED)
                           ASSETS
Current Assets:
  Restricted cash...........................................     $    857        $  1,200
  Accounts receivable, net of allowance for doubtful
    accounts of $12,652 and $5,730, respectively............       46,218          53,579
  Inventory.................................................        1,286           1,221
  Properties held for sale..................................           --           7,312
  Prepaid expenses and other current assets.................        2,851           2,895
                                                                 --------        --------
Total current assets........................................       51,212          66,207

Property, plant and equipment, net..........................       32,732          35,204
Other long-term assets......................................       13,874           9,665
Intangibles, net............................................      362,518         338,540
                                                                 --------        --------
Total Assets................................................     $460,336        $449,616
                                                                 ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $ 26,221        $ 14,396
  Accrued expenses..........................................       31,673          33,664
  Current portion of long-term obligations..................       63,094          48,055
                                                                 --------        --------
Total current liabilities...................................      120,988          96,115

Long-term obligations, less current portion:
  Long-term debt and notes payable..........................      192,011         170,065
  Obligations under capital leases..........................          642             804
  Covenants not to compete..................................       17,374          21,041
  Acquisition-related deferred compensation liabilities.....       31,259          35,921
                                                                 --------        --------
                                                                  241,286         227,831

Other liabilities...........................................        2,707           7,428
Commitments and contingencies
Stockholders' Equity (Deficit):
  Common Stock, $0.01 par value:
    Authorized shares--54,000,000
    Issued and outstanding--25,985,545 and 14,173,844,
      respectively..........................................          260             142
  Additional paid-in capital................................      169,254         143,080
  Note for sale of common stock.............................       (1,500)         (1,500)
  Accumulated deficit.......................................      (72,212)        (23,033)
  Treasury stock, at cost--39,707 shares....................         (447)           (447)
                                                                 --------        --------
Total stockholders' equity..................................       95,355         118,242
                                                                 --------        --------
Total Liabilities and Stockholders' Equity..................     $460,336        $449,616
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

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000             1999
                                                              --------------   --------------
Revenues:
  Commissions...............................................    $    89,547      $    66,158
  Sales.....................................................          9,476           10,710
                                                                -----------      -----------
    Revenues................................................         99,023           76,868
Expenses:
  Cost of sales.............................................          8,245            9,391
  Selling expenses..........................................         73,849           44,458
  General and administrative expenses.......................         16,746           20,258
  Depreciation..............................................          2,151            1,107
  Amortization..............................................          4,965            2,056
  Restructuring and other nonrecurring charges..............         21,971           13,290
                                                                -----------      -----------
    Operating Expenses......................................        127,927           90,560
                                                                -----------      -----------

Operating loss..............................................        (28,904)         (13,692)

Other income (expenses):
  Interest expense..........................................         (8,919)          (4,158)
  Other expense.............................................            (21)              --
                                                                -----------      -----------
Loss before income taxes....................................        (37,844)         (17,850)
Income tax expense (benefit)................................             38             (760)
                                                                -----------      -----------
Net loss....................................................    $   (37,882)     $   (17,090)
                                                                ===========      ===========
Net loss per share--basic and diluted.......................    $     (1.68)     $     (1.61)
                                                                ===========      ===========
Weighted average shares outstanding--basic and diluted......     22,521,982       10,637,257
                                                                ===========      ===========

            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               NINE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000             1999
                                                              --------------   --------------
Revenues:
  Commissions...............................................   $   283,045       $  151,166
  Sales.....................................................        29,114           32,797
                                                               -----------       ----------
    Revenues................................................       312,159          183,963
Expenses:
  Cost of sales.............................................        25,556           29,235
  Selling expenses..........................................       218,969          100,132
  General and administrative expenses.......................        52,748           45,203
  Depreciation..............................................         5,510            1,957
  Amortization..............................................        14,335            4,214
  Restructuring and other nonrecurring charges..............        21,971           13,290
                                                               -----------       ----------
    Operating Expenses......................................       339,089          194,031
                                                               -----------       ----------

  Operating loss............................................       (26,930)         (10,068)

Other income (expenses):
  Interest expense..........................................       (22,309)          (8,104)
  Other income..............................................           132               --
                                                               -----------       ----------

Loss before income taxes....................................       (49,107)         (18,172)
Income tax expense..........................................            72               --
                                                               -----------       ----------
Net loss....................................................   $   (49,179)      $  (18,172)
                                                               ===========       ==========

Net loss per share--basic and diluted.......................   $     (2.54)      $    (2.12)
                                                               ===========       ==========

Weighted average shares outstanding--basic and diluted......    19,335,993        8,555,514
                                                               ===========       ==========

            See notes to condensed consolidated financial statements

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                    (FORMERLY MERKERT AMERICAN CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000             1999
                                                              --------------   --------------
Cash flows from operating activities:
Net loss....................................................     $(49,179)        $(18,172)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................        5,510            1,957
  Amortization..............................................       14,335            4,214
  Restructuring and other nonrecurring charges..............       21,971           13,290
  Other noncash operating costs.............................        3,008              485
  Changes in operating assets and liabilities:
    Restricted cash.........................................          343              580
    Accounts receivable.....................................      (10,338)           5,374
    Income taxes receivable.................................           --            2,521
    Prepaid expenses and other current assets...............           22             (271)
    Inventory...............................................          (65)             472
    Other long-term assets..................................          187              564
    Accounts payable........................................       10,413           (9,502)
    Accrued expenses........................................      (14,373)          (2,798)
                                                                 --------         --------
Net cash used in operating activities.......................      (18,166)          (1,286)
Cash flows from investing activities:
Purchases of property and equipment.........................         (917)          (1,151)
Proceeds from disposal of assets............................        6,537               --
Purchase of businesses, net of cash acquired................      (12,687)          (3,936)
                                                                 --------         --------
Net cash used in investing activities.......................       (7,067)          (5,087)
Cash flows from financing activities:
Restricted cash.............................................           --            1,685
Borrowings under credit facility............................       22,137           16,300
Proceeds from issuance of promissory notes..................        9,750               --
Proceeds from stock issuance, net of related fees...........       24,500            4,046
Fees related to the New Senior Credit Facility and pending
  tender offer..............................................       (5,386)            (254)
Principal payments on notes payable and other long-term
  obligations...............................................      (25,768)         (12,151)
                                                                 --------         --------
Net cash provided by financing activities...................       25,233            9,626
                                                                 --------         --------
Net change in cash..........................................           --            3,253
Cash at beginning of period.................................           --            1,185
                                                                 --------         --------
Cash at end of period.......................................     $     --         $  4,438
                                                                 ========         ========
Supplemental disclosures of:
Cash flows information--
  Cash payments for interest................................     $ 16,236         $  6,827
                                                                 ========         ========
  Cash payments for income taxes............................     $    329         $     27
                                                                 ========         ========
Non cash flows information--
  Purchase price financed with debt.........................     $ 16,185         $ 10,473
                                                                 ========         ========
  Purchase price financed with equity.......................     $     --         $ 63,431
                                                                 ========         ========
  Net liabilities assumed...................................     $  3,424         $128,884
                                                                 ========         ========
  Allocation of debt value to detachable warrants...........     $  1,700         $     --
                                                                 ========         ========
  Conversion of redeemable preferred stock to common
    stock...................................................     $  9,500         $     --
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

    Certain prior-year balances have been reclassified to conform to the current-year presentation.

2.  OPERATIONS AND ACQUISITIONS

    THE MERGER

    On August 18, 1999, the Company merged with Dallas, Texas-based Richmont Marketing Specialists Inc. ("RMSI"), one of the largest food brokers in the United States (the "Merger"). The Company completed the Merger for an aggregate purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments for closing costs, no new debt, $170.0 million in assumed debt, and $63.4 million in Common Stock and options. Under the terms of the Merger, RMS1 stockholders received 6,705,551 shares of Common Stock. The Company also granted certain RMSI stockholders and employees options to purchase 800,000 additional shares of Common Stock at a price equal to $13.50 per share. In the current year, the Company reduced the option exercise price to $3.00 per share. See Note 10 for additional information. For financial reporting purposes, the Company was presented as the acquiring entity, since the Company's stockholders owned the largest portion of the Common Stock of the combined Company. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation."

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

2.  OPERATIONS AND ACQUISITIONS (CONTINUED)
    The following pro forma combined statements of operations information gives effect to the merger with RMSI as if it had occurred on January 1, 1999, and excludes restructuring charges (unaudited and amounts in thousands, except share and per share amounts):

                                                                    PRO-FORMA
                                                                   NINE MONTHS
                                                 PRO-FORMA            ENDED
                                             THREE MONTHS ENDED   SEPTEMBER 30,
                                             SEPTEMBER 30, 1999        1999
                                             ------------------   --------------
Commissions................................     $    93,551        $   284,150
Sales......................................          10,710             32,797
                                                -----------        -----------
Total Revenues.............................         104,261            316,947
EBITDA *...................................           5,078             15,674
Net loss...................................          (5,213)           (19,866)
Net loss per share:
  Basic and diluted........................     $     (0.37)       $     (1.40)
Shares used in computing net loss per
  share:
  Basic and diluted........................      14,194,139         14,186,673

------------------------

* represents earnings before interest, income taxes, depreciation and amortization and excludes restructuring and other nonrecurring charges

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

    In April 2000, the Company acquired the Sales Force Companies, Inc. ("Sales Force"), a full service brokerage firm operating in the Central Region of the United States. The Company acquired Sales Force for an aggregate discounted purchase price of approximately $26.8 million, which included approximately $12.8 million in total estimated cash payments, $9.1 million in new debt, and $4.9 million in assumed debt. The purchase price was allocated to the net assets of Sales Force on a preliminary basis (subject to revision) based on their estimated fair values. The Company has recorded the excess of the purchase price as goodwill. The Company has engaged an independent outside accounting firm to review and confirm the final adjusted price for this acquisition based on Sales Force financial information prepared in accordance with the terms of the stock purchase agreement.

3.  LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share (unaudited and amounts in thousands, except share and per share amounts):

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                           ------------------   ------------------
Numerator:
  Net loss...............................     $   (37,882)         $   (17,090)
Denominator
  Weighted average shares--basic.........      22,521,982           10,637,257
  Dilutive stock options.................              --                   --
  Weighted average shares--assuming
    dilution.............................      22,521,982           10,637,257
  Number of options excluded as they
    would be Anti-dilutive...............       1,566,812            1,518,400
Net loss per share.......................
  Basic and diluted......................     $     (1.68)         $     (1.61)

                                           NINE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                           ------------------   ------------------
Numerator:
  Net loss...............................     $   (49,179)         $   (18,172)
Denominator
  Weighted average shares--basic.........      19,335,993            8,555,514
  Dilutive stock options.................              --                   --
  Weighted average shares--assuming
    dilution.............................      19,335,993            8,555,514
  Number of options excluded as they
    would be Anti-dilutive...............       1,566,812            1,518,400
Net loss per share
  Basic and diluted......................     $     (2.54)         $     (2.12)

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

    Information on the Company's business segments is as follows (unaudited and amounts in thousands):

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                           ------------------   ------------------
Revenues
  Food Brokerage.........................       $ 89,547             $ 66,158
  Private Label..........................          9,476               10,710
                                                --------             --------
                                                $ 99,023             $ 76,868
                                                ========             ========
Operating Profit (Loss)
  Food Brokerage.........................       $(10,252)            $  8,317
  Private Label..........................            567                1,320
  General Corporate Expenses.............        (19,219)             (23,329)
                                                --------             --------
                                                $(28,904)            $(13,692)
                                                ========             ========

                                           NINE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                           ------------------   ------------------
Revenues
  Food Brokerage.........................       $283,045             $151,166
  Private Label..........................         29,114               32,797
                                                --------             --------
                                                $312,159             $183,963
                                                ========             ========
Operating Profit (Loss)
  Food Brokerage.........................       $ 24,380             $ 18,484
  Private Label..........................          1,545                3,562
  General Corporate Expenses.............        (52,855)             (32,114)
                                                --------             --------
                                                $(26,930)            $(10,068)
                                                ========             ========
Identifiable Assets at September 30,
  2000:
  Food Brokerage.........................       $ 40,815
  Private Label..........................          5,403
  General Corporate Assets...............        414,118
                                                --------
                                                $460,336
                                                ========

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

5.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (amounts in thousands):

                                              SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                              -------------------   -----------------
                                                  (UNAUDITED)
10.125% Senior Subordinated Notes, due
  December 15, 2007.........................       $100,000             $100,000
Credit Facility:
  Revolving Credit..........................         42,437               20,300
  Term Loan.................................         33,725               43,750
Covenants not to compete....................         20,990               24,762
Bank--mortgage loans........................         12,576               12,781
Loans from affiliates.......................          9,750                   --
Notes payable...............................         48,403               32,379
Acquisition-related deferred compensation...         35,406               40,660
Obligations under capital leases............          1,093                1,254
                                                   --------             --------
                                                    304,380              275,886
Less current maturities.....................        (63,094)             (48,055)
                                                   --------             --------
  Net long-term obligations.................       $241,286             $227,831
                                                   ========             ========

    SENIOR SUBORDINATED NOTES

    In December 1997, concurrently with the sale by RMSI of $100.0 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Issued Notes"), RMSI entered into an Exchange and Registration Rights Agreement with the initial purchaser of the Issued Notes. Under the terms of that agreement, RMSI agreed to file a registration statement regarding the exchange of the Issued Notes for new notes registered under the Securities Act of 1933, and to offer the holders of the Issued Notes an opportunity to exchange their unregistered notes for registered notes.

    On June 21, 1999, RMSI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register $100.0 million of new notes (the "Registered Notes"). Subsequently, RMSI completed an exchange of the Issued Notes for the Registered Notes. The Registered Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights. The Company assumed this outstanding indebtedness in connection with the Merger.

    The Registered Notes are unsecured and will be subordinated in right of payment to all existing and future senior indebtedness of the Company. The Registered Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by certain guarantor wholly-owned subsidiaries of the Company as defined in the Registration Statement, which comprise substantially all the direct and indirect subsidiaries of the Company. The Company is a holding company with no assets or operations other than its interests in its subsidiaries. Separate financials and other disclosures for such subsidiaries have not been presented due to management determination that such information is not material for investors.

    Interest on the Registered Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Registered Notes is payable on December 15, 2007, the maturity date. Except as described below, the Company may not redeem the Registered Notes prior to

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

5.  LONG-TERM OBLIGATIONS (CONTINUED)
December 15, 2002. On or after such date, the Company may redeem the Registered Notes, in whole or in part, at the following redemption prices: 2002--105.063%; 2003--103.375%; 2004--101.688%; 2005 or thereafter--100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Registered Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the merger with RMSI), each holder of the Registered Notes will have the right to require the Company to make an offer to repurchase such holder's notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

    INITIAL CREDIT FACILITY AND TERM LOAN

    The Initial Credit Facility was amended and restated on August 18, 1999, among the Company and First Union National Bank, as agent. The Initial Credit Facility, as amended, refinanced, in part, the Credit Agreement dated as of October 14, 1997, as amended and restated, among RMSI and The Chase Manhattan Bank, as agent (the "Former Chase Facility") at the effective time of the Merger. The Former Chase Facility provided for a revolving credit facility with a maximum borrowing capacity of $25.0 million. As of the effective time of the Merger, the Initial Credit Facility had outstanding borrowings under the Initial Revolving Credit of approximately $11.1 million, and the Former Chase Facility had no outstanding borrowings. As of March 15, 2000, the Initial Credit Facility had outstanding borrowings under the Initial Revolving Credit of approximately $17.3 million, plus an outstanding letter of credit in the amount of approximately $1.1 million. The letter of credit secures the Company's rental payment obligations for its corporate headquarters in Dallas. In addition, the outstanding balance of the Initial Term Loan was approximately $43.8 million.

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

    The Amended Term Loan requires the Company to comply with various affirmative and negative covenants, including, among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) restrictions on certain mergers, consolidations, and acquisitions. The Amended Term Loan contains customary events of default, including cross-default provisions relating to the Registered Notes. The

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

5.  LONG-TERM OBLIGATIONS (CONTINUED)
Company was not in compliance with certain covenants related to the Amended Term Loan as of September 30, 2000; however, the Company obtained a waiver of the defaults. See Note 11 for additional information.

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

    The letter of credit outstanding under the Initial Credit Facility was replaced on March 29, 2000, by a $1.1 million letter of credit issued for the account of Richmont Capital Partners I, L.P. ("RCPI"), an affiliate of MS Acquisition Limited ("MS Acquisition"), the Company's largest shareholder. The Company in turn issued to RCPI a reimbursement note subordinated in right of payment to the Registered Notes, in the amount of the letter of credit. The promissory note will become payable if the letter of credit is drawn.

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

    The New Revolver is secured by a first priority security interest in cash (excluding restricted cash), cash equivalents, accounts receivable and inventory of the Company and its subsidiaries and proceeds thereof but not in assets that are the proceeds of equipment, fixtures, real estate, intellectual property or the stock of subsidiaries. In addition, Sales Force, Paul Inman
Associates, Inc. ("Inman"), Marketing Specialists Sales Company ("MSSC") and Bromar, Inc. ("Bromar") are co-borrowers under the New Revolver, jointly and severally liable for all borrowings and other related obligations thereunder. Interest is payable on the New Revolver at a rate based on one of two customary interest rates plus an additional interest margin ranging from 150 to 350 basis points. The applicable margin is determined based on certain financial ratios of the Company.

    The New Revolver requires the Company to comply with various affirmative and negative covenants, including, among others: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees, dividends and the disposition of assets and
(iv) restrictions on certain mergers, consolidations, and acquisitions. The New Revolver contains customary events of default, including cross-default provisions relating to the Registered Notes. The Company was not in compliance with certain covenants related to the New Revolver as of September 30, 2000; however, the Company obtained a waiver of the defaults and negotiated certain amendments to the New Revolver. See Note 11 for additional information.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

5.  LONG-TERM OBLIGATIONS (CONTINUED)
    Amounts borrowed under the New Revolver are guaranteed by RCPI, subject to a maximum guaranty amount of $10.0 million. The RCPI guaranty will be released by the lenders if the Company achieves $40.0 million of EBITDA for the 9-month period ended December 31, 2000, or if the Company achieves $50.0 million of EBITDA during any subsequent 12 month period.

    As of September 30, 2000, the Company capitalized approximately $5.1 million in eligible costs related to obtaining the New Senior Credit Facility. The Company plans to expense these costs over a 24-month period, the term of the New Senior Credit Facility.

    LOANS FROM MS ACQUISITION

    On August 17, 2000, the Company issued a $4.75 million promissory note to MS Acquisition. The Registered Notes and the New Senior Credit Facility are senior to the $4.75 million promissory note. The $4.75 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on September 30, 2000, and will continue through the principal portion's maturity date. The principal portion of the $4.75 million promissory note, and any unpaid accrued interest, will be payable on August 17, 2002, or on demand, under specified conditions.

    On August 30, 2000, the Company issued a $5.0 million promissory note to MS Acquisition. The Registered Notes and the New Senior Credit Facility are senior to the $5.0 million promissory note. The $5.0 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on November 20, 2000, and will continue every subsequent 90 days through the principal portion's maturity date. The principal portion of the $5.0 million promissory note, and any unpaid accrued interest, will be payable on August 30, 2002, or on demand, under specified conditions.

    The Company used the proceeds from both promissory notes for general corporate purposes.

    The Company is not permitted to pay the principal and unpaid and accrued interest on either promissory note on demand if the Company's borrowing base 30 days prior to a payment date is less than $10.0 million or 1/4th of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. See Note 11 for additional information.

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

    As a result of the Company's substantial operating losses through September 30, 2000, the Company is re-evaluating the realizability of its intangible assets. The Company currently believes that no impairment has occurred.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

7.  RESTRUCTURING CHARGE AND OTHER NONRECURRING CHARGES

    RESTRUCTURING CHARGE RELATED TO FORMER PERSONNEL

    In the third quarter of 2000, the Company terminated approximately 180 employees, primarily at the operations management level, as part of its ongoing efforts to consolidate its operations and centralize its corporate headquarters. The Company accrued and expensed approximately $2.5 million in severance and termination benefits associated with this change, which appear as a reduction in the calculation of the Company's income from continuing operations.

    NONRECURRING CHARGE RELATED TO TRADE RECEIVABLES

    During the third quarter of 2000, the Company provided additional reserves for certain trade receivables related to the continuing integration of business processes into its corporate headquarters and adopted a more conservative policy to fully reserve its trade receivables outstanding in excess of 120 days. Management's change in the estimated realizable value of its receivables resulted in the recognition of approximately $19.5 million in nonrecurring charges, which appear as a reduction in the calculation of the Company's income from continuing operations.

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

9.  ISSUANCE AND SUBSEQUENT CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 23, 2000, the Board of Directors of the Company authorized and provided for the issuance of up to 10,000 shares of 8.0% Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share, with a stated value of $1,000 per share (the "Preferred Stock").

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

    On June 22, 2010, the Company will be obligated to redeem, to the extent of funds legally available, all outstanding shares of Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On June 23, 2000, the Company issued 5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

9. ISSUANCE AND SUBSEQUENT CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
On August 8, 2000, the Company issued an additional 4,500 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $4.5 million pursuant to the terms of a preferred stock purchase agreement. The cash proceeds were used for general corporate purposes.

    On July 27, 2000, the Company received early termination of the waiting period in connection with its Hart-Scott-Rodino Antitrust Improvement Act filing thereafter allowing the conversion of the Preferred Stock to Common Stock of the Company. On August 21, 2000, the 9,500 shares of Preferred Stock were converted into 6,234,414 shares of Common Stock. Per the terms of the preferred stock purchase agreements, each share of Preferred Stock was converted into approximately 656.25 shares of Common Stock (i.e., the Preferred Stock's stated value of $1,000 divided by the conversion price of $1.5238).

10.  STOCK OPTION PLAN

    The Company maintains the Merkert American Corporation 1998 Stock Option and Incentive Plan (the "1998 Stock Plan," as amended). At the annual meeting of stockholders held in June 2000, the Company's stockholders approved an increase of the maximum number of shares of Common Stock available under the Company's 1998 Stock Plan. In January 2000, the Company granted options to purchase approximately 1,300,000 shares of Common Stock to certain board members, executives and key employees under the Stock Option. The options vest over 3 years from the grant date and are exercisable at $3.00 per share. Simultaneously, the Company (with the consent of the affected individuals) cancelled options to purchase approximately 980,000 shares of Common Stock at exercise prices ranging from $3.00 to $15.00 per share. The newly issued stock options will be treated as variable options for accounting purposes, and the Company will record compensation expense over the vesting period to the extent that the fair value of the Common Stock exceeds the option exercise price.

11.  SUBSEQUENT EVENTS

    PLEDGE OF ASSETS BY MS ACQUISITION

    On October 5, 2000, MS Acquisition entered into a Deposit Security Agreement with The Chase Manhattan Bank ("Chase"), wherein MS Acquisition has pledged $9.0 million and transferred to Chase certificates of deposit in such amount to assist the Company by providing it with additional borrowing availability under the New Revolver. Chase currently holds a lien against the pledge by MS Acquisition.

    PROPOSED SALE OF IMPROVED REAL PROPERTY IN CHARLOTTE, NORTH CAROLINA

    On October 26, 2000, the Company entered into a definitive agreement to sell improved real property located in Charlotte, North Carolina, for approximately $2.6 million, before applicable closing costs.

    ISSUANCE OF SERIES B CONVERTIBLE PAID-IN-KIND PREFERRED STOCK TO MS
     ACQUISITION

    On November 1, 2000, the Company issued 12,397 shares of Series B 8.0% Convertible Paid-In-Kind Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock) to MS Acquisition for an aggregate purchase price of approximately $12.4 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $4.75 million promissory note and the $5.0 million promissory note, including all accrued and unpaid interest, plus an additional cash

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

11.  SUBSEQUENT EVENTS (CONTINUED)
payment of approximately $2.5 million to the Company. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    ISSUANCE OF PROMISSORY NOTE TO MS ACQUISITION

    On November 9, 2000, the Company issued a $2.5 million promissory note. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The $2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the principal portion's maturity date. The principal portion of the $2.5 million promissory note and any unpaid accrued interest, will be payable on November 9, 2002, or on demand, under specified conditions. The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base 30 days prior to a payment date is not greater than the greater of (i) $10.0 million, or (ii) 1/4th of the sum of the Company's payroll for the last four consecutive pay periods.

    AMENDED CREDIT AGREEMENT

    As discussed in Note 5, the Company was not in compliance with certain covenants related to the New Revolver. On November 17, 2000, the Company became party to an amendment to the Credit Agreement among the Company, certain of its subsidiaries, The Chase Manhattan Bank, as the agent (the "Agent") and the lenders parties thereto (the "Amended Credit Agreement"). The Amended Credit Agreement provides for an increase in the maximum amount available under the New Revolver from $50.0 million to a maximum commitment of $60.0 million (the "Increase"), which is comprised of a $41.0 million variable commitment (the "Tranche A Notes") and a subordinated $19.0 million fixed commitment (the "Tranche B Notes"). MS Acquisition must purchase a 100% participation interest in the Tranche B Notes.

    The Tranche A Notes provide for a $41.0 million revolving line of credit (the "Amended Revolver"), which accrues interest at a rate equal to the Base Rate (a reference rate based on the prime rate) plus 2.25%. The Amended Revolver will revolve up to the lesser of $41.0 million or the Borrowing Base, which is a function of the Company's eligible receivables and the Advance Percent determined by the Agent. As part of the Amended Credit Agreement, the Agent has decreased the Advance Percent, thereby decreasing the Borrowing Base (the "Borrowing Base Amendment"). The Company must fulfill all payment obligations under the Amended Revolver before making any interest payments on the Tranche B Notes. The Tranche A Notes and any accrued and unpaid interest will mature on March 30, 2002.

    The Company would be in default on the Tranche A Notes in December of 2000 if availability under the Borrowing Base, after the Company makes the required December 15, 2000, interest payment on the Registered Notes, falls below
$5.0 million. The Company may avoid default on the Tranche A Notes if the Company receives additional funds prior to the interest payment, in the form of allowable new equity, that allow the Company to maintain availability under the Borrowing Base of at least $5.0 million. MS Acquisition has agreed to fund this amount to the extent required, and, as a result, the Company expects to remain in compliance with the covenants related to the Tranche A Notes.

    The Tranche B Notes must be funded no later than December 15, 2000. MS Acquisition has the option to fund the Tranche B Notes in two installments: one in the amount of $14.0 million no later than

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

11.  SUBSEQUENT EVENTS (CONTINUED)
November 21, 2000, and another in the amount of $5.0 million no later than December 15, 2000. If MS Acquisition makes the first installment by
November 21, 2000, the maximum commitment under the Amended Credit Agreement will remain at $55.0 million until MS Acquisition funds the second installment by December 15, 2000. If MS Acquisition funds the second installment by December 15, 2000, Chase will release its lien on the $9.0 million pledge by MS Acquisition. The Tranche B Notes will bear interest at a rate equal to the Base Rate plus 2.25%. The Tranche B Notes and any accrued and unpaid interest will mature on March 30, 2002. The fixed commitment under the Tranche B Notes is not subject to the Borrowing Base.

    AMENDMENT TO AMENDED TERM LOAN

    On November 17, 2000, the Company also became party to a First Amendment to the Credit Agreement among the Company, certain of its subsidiaries as guarantors, and First Union National Bank, as agent (the "First Union Amended Credit Agreement"). The First Union Amended Credit Agreement amends the Amended Term Loan and provides for the consent of First Union to the Increase, the Borrowing Base Amendment, and the repayment of the $2.5 million promissory note to MS Acquisition. The First Union Amended Credit Agreement also amends the Amended Term Loan to reflect the terms of the Amended Credit Agreement.

    WAIVER OF COMPLIANCE WITH COVENANTS RELATED TO THE NEW SENIOR CREDIT
     FACILITY

    On November 17, 2000, the Company paid a fee of approximately $0.2 million as consideration in obtaining a waiver of the defaults on the New Senior Credit Facility.

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

    In April 2000, the Company acquired Sales Force for an aggregate discounted purchase price of approximately $26.8 million, which included approximately $12.8 million in total estimated cash payments, $9.1 million in new debt, and $4.9 million in assumed debt.

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

    SELLING EXPENSES. Selling expenses consist predominately of salaries, employee benefits and incentives for personnel directly involved in providing services to Manufacturers and Retailers. Other selling expenses include, among other things, automobiles utilized by the sales personnel, promotional expenses, and travel and entertainment.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and employee benefits for administrative and corporate personnel, rent, occupancy and other office expenses, information technology, communications and insurance.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses relate to property, plant and equipment and intangible assets, including goodwill and non-compete agreements.

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED
  SEPTEMBER 30, 1999

    COMMISSIONS. Commissions increased approximately $23.3 million, or 35.2%, to $89.5 million for the quarter ended September 30, 2000, as compared to $66.2 million for the same period in 1999. This increase is primarily related to the inclusion of a full quarter of commissions for RMSI in 2000, compared to approximately 1.5 months for the same period in 1999. On a pro forma basis, commissions decreased approximately $4.1 million, or (4.4)%, for the quarter ended September 30, 2000, as compared to $93.6 million for the same period in 1999. This decrease represents the effects of Manufacturer conflicts associated with the Merger.

    SALES AND GROSS PROFIT. Sales decreased to approximately $9.5 million for the quarter ended September 30, 2000, from $10.7 million for the quarter ended September 30, 1999, due to a decreasing emphasis on private label business. Gross profit on sales decreased to $1.2 million for the quarter ended September 30, 2000, from $1.3 million for the same period in 1999.

    SELLING EXPENSES. Selling expenses increased approximately $29.4 million, or 66.2%, to $73.8 million for the quarter ended September 30, 2000, as compared to $44.4 million for the same period in 1999. The increase is primarily related to the inclusion of a full quarter of selling expenses for RMSI in 2000, compared to approximately 1.5 months for the same period in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $3.5 million, or (17.3)%, to $16.7 million for the quarter ended September 30, 2000, as compared to $20.2 million for the same period in 1999. General and administrative costs, as a percentage of revenues, decreased to 16.9% for the quarter ended September 30, 2000, from 26.4% for the same period in 1999, due to the cost saving measures initiated in 1999 relating to the elimination of duplicative facilities resulting from the Merger.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased approximately $4.0 million, or 129.0%, to $7.1 million for the quarter ended September 30, 2000, as compared to $3.1 million for the same period in 1999. This increase is primarily the result of the effect of the goodwill and other intangible assets associated with the Merger.

    RESTRUCTURING AND OTHER NONRECURRING CHARGES. Restructuring and other nonrecurring charges for the quarter ended September 30, 2000, included approximately $2.5 million in restructuring charges related to severance and other termination benefits given to former employees and approximately $19.5 million in additional reserves for certain trade receivables related to the ongoing integration of business processes into the Company's corporate headquarters and the adoption of a more conservative policy to fully reserve trade receivables outstanding greater than 120 days. The $13.3 million in nonrecurring charges for the same period in 1999 included restructuring charges for vacated leased facilities and terminated employees.

    INTEREST EXPENSE. Interest expense increased approximately $4.8 million, or 117.1%, to $8.9 million for the quarter ended September 30, 2000, as compared to $4.1 million for the same period in 1999. The increase in 2000 is attributable to increased borrowing on the New Senior Credit Facility and interest on the Registered Notes.

    LOSS BEFORE INCOME TAXES. As a result of the factors noted above, loss before income taxes was approximately ($37.8) million for the quarter ended September 30, 2000, as compared to a loss of ($17.9) million for the same period in 1999.

    PROVISION FOR INCOME TAXES. The Company has not recorded the full tax benefit associated with historical losses since its future realizability is not assured.

    NET LOSS. As a result of the factors noted above, the Company's net loss was approximately ($37.9) million for the quarter ended September 30, 2000, as compared to a net loss of ($17.1) million for the same period in 1999.

    Earnings before interest, taxes, depreciation, amortization and restructuring and nonrecurring charges decreased to approximately $0.2 million for the quarter ended September 30, 2000, as compared to $2.8 million for the same period in 1999, as a result of the factors noted above.

RESULTS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 9 MONTHS ENDED
  SEPTEMBER 30, 1999

    COMMISSIONS. Commissions increased approximately $131.9 million, or 87.2%, to $283.0 million for the 9 months ended September 30, 2000, as compared to $151.1 million for the same period in 1999. This increase is primarily related to the inclusion of a full 9 months of commissions for RMSI in 2000, compared to approximately 1.5 months for the same period in 1999. On a pro forma basis, commissions for the 9 months ended September 30, 2000, remained relatively flat when compared to those for the same period in 1999.

    SALES AND GROSS PROFIT. Sales decreased to approximately $29.1 million for the 9 months ended September 30, 2000, from $32.8 million for the same period in 1999 due to a decreasing emphasis on private label business. Gross profit on sales remained constant at $3.6 million for the 9 months ended September 30, 2000 and the same period in 1999.

    SELLING EXPENSES. Selling expenses increased approximately $118.9 million, or 118.8%, to $219.0 million for the 9 months ended September 30, 2000, as compared to $100.1 million for the same period in 1999. The increase is primarily related to the inclusion of a full 9 months of selling expenses for RMSI in 2000, compared to approximately 1.5 months for the same period in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $7.5 million, or 16.6%, to $52.7 million for the 9 months ended September 30, 2000, as compared to $45.2 million for the same period in 1999. General and administrative costs, as a percentage of revenues, decreased to 16.9% for the 9 months ended September 30, 2000, from 24.6% for the same period in 1999, due to the cost saving measures initiated in 1999 related to the elimination of duplicative facilities resulting from the Merger.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased approximately $13.6 million, or 221.0%, to $19.8 million for the 9 months ended September 30, 2000, as compared to $6.2 million for the same period in 1999. This increase is primarily the result of the effect of the goodwill and other intangible assets associated with the Merger.

    RESTRUCTURING AND OTHER NONRECURRING CHARGES. Restructuring and other nonrecurring charges for the 9 months ended September 30, 2000, included approximately $2.5 million in restructuring charges related to severance and other termination benefits given to former employees and approximately
$19.5 million in
additional reserves for certain receivables related to the ongoing integration of business processes into the Company's corporate headquarters and the adoption of a more conservative policy to fully reserve trade receivables outstanding greater than 120 days. The $13.3 million in nonrecurring charges for the same period in 1999 included restructuring charges for vacated leased facilities and terminated employees.

    INTEREST EXPENSE. Interest expense increased approximately $14.2 million, or 175.3%, to $22.3 million for the 9 months ended September 30, 2000, as compared to $8.1 million for the same period in 1999. The increase is attributable to increased borrowing on the New Senior Credit Facility and interest on the Registered Notes.

    LOSS BEFORE INCOME TAXES. As a result of the factors noted above, loss before income taxes was approximately ($49.1) million for the 9 months ended September 30, 2000, as compared to a loss of ($18.2) million for the same period in 1999.

    PROVISION FOR INCOME TAXES. The Company has not recorded the full tax benefit associated with historical losses since its future realizability is not assured.

    NET LOSS. As a result of the factors noted above, the Company's net loss was approximately ($49.2) million for the 9 months ended September 30, 2000, as compared to a net loss of ($18.2) million for the same period in 1999.

    Earnings before interest, taxes, depreciation, amortization and restructuring and nonrecurring charges increased to approximately $14.9 million for the 9 months ended September 30, 2000, as compared to $9.4 million for the same period in 1999, as a result of the factors noted above.

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

    During the quarter ended September 30, 2000, the Company terminated approximately 180 employees, primarily at the operations management level, as part of its ongoing efforts to consolidate its operations and centralize its corporate headquarters. The Company accrued and expensed approximately
$2.5 million in severance and termination benefits associated with this change, which appear as a reduction in the calculation of the Company's income from continuing operations.

    During the quarter ended September 30, 2000, the Company provided additional reserves for certain trade receivables as part of its continuing integration of business processes into its corporate headquarters. The Company adopted a more conservative policy to fully reserve its trade receivables outstanding in excess of 120 days. Management's change in the estimated realizable value of its receivables resulted in the recognition of approximately $19.5 million in nonrecurring charges, which appear as a reduction in the calculation of the Company's income from continuing operations.

    As part of its ongoing integration of its business processes, the Company plans to redirect its resources to its core business processes and away from activities associated with non-traditional business programs, such as the private label programs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company incurred significant operating losses during the third quarter and the 9 months ended September 30, 2000, of approximately ($28.9) million and ($26.9) million, respectively. The operating results for the third quarter, excluding the non-cash effects of depreciation, amortization and restructuring and nonrecurring charges, resulted in insufficient earnings to fund interest costs and debt payments. The operating results for the 9 months ended
September 30, 2000, provided for approximately $14.9 million of the $22.3 million in interest costs; however, they were insufficient to fully support interest and debt payments. During the third quarter, the Company utilized substantially all of its availability under the New Revolver, which has required MS Acquisition, our largest stockholder, to provide additional aggregate funds of approximately $14.3 million during the third quarter to support our cash operating needs.

    Since September 30, 2000, MS Acquisition has further provided $5.0 million in additional funds directly to the Company to support the Company's operating and financing needs. MS Acquisition has also pledged an additional $9.0 million in assets to the Company's bank lenders to provide the Company with additional borrowing availability under the New Revolver. As of September 30, 2000, the Company was in violation of certain covenants under the New Senior Credit Facility; however, the Company obtained a waiver of the defaults and negotiated amendments to the New Revolver, providing for an increase of the maximum commitment to $60.0 million. The Amended Credit Agreement, among other things, may require additional funding, in certain circumstances, and MS Acquisition has agreed to fund this commitment, if required. See Note 11 to the Condensed Consolidated Financial Statements.

    As of September 30, 2000, the working capital deficit of the Company was approximately ($70.0) million, which included the ($42.4) million balance of the New Revolver. The Company believes that projected cash flows from operations for the fourth quarter ending December 31, 2000, in combination with current available resources under the Amended Credit Agreement dated November 17, 2000, should be sufficient to meet working capital needs such as debt service, capital expenditures and other operating costs for the term of the Amended Credit Agreement. Achievement of projected cash flows from operations, however, will be dependent upon the Company's attainment of revenues, improved operating costs and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds on a variable rate basis, and continued compliance with loan covenants is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modifications of its existing lending arrangements, renegotiating debt payments associated with acquired companies, seeking additional contributions of equity or loans from MS Acquisition or attempting to locate additional sources of financing, all of which are beyond the Company's control and provide no certainty of success.

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

    On June 23, 2000, the Board of Directors of the Company authorized and provided for the issuance of up to 10,000 shares of 8.0% Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share, with a stated value of $1,000 per share (the "Preferred Stock"). On June 23, 2000, the Company issued

5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement. On August 8, 2000, the Company issued an additional 4,500 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $4.5 million pursuant to the terms of a preferred stock purchase agreement. The cash proceeds were used for general corporate purposes. All issued shares were subsequently converted into 6,234,414 shares of Common Stock in the third quarter of 2000. See Note 8 to the Condensed Consolidated Financial Statements.

    On August 17, 2000, the Company issued a $4.75 million promissory note to MS Acquisition. On August 30, 2000, the Company issued an additional $5.0 million promissory note to MS Acquisition. The Registered Notes and the New Senior Credit Facility are senior to both promissory notes. The Company used the proceeds from the promissory notes for general corporate purposes. See Notes 5 and 11 to the Condensed Consolidated Financial Statements.

    Net cash used in operating activities for the 9 months ended September 30, 2000, was approximately ($18.2) million as compared to approximately ($1.3) million for the same period in 1999. The Company's net loss of approximately ($49.2) million for the 2000 period included approximately $19.8 million in non-cash depreciation and amortization expense primarily related to acquisition-related intangible assets and $22.0 million in nonrecurring charges related to trade receivables and severance and other benefits given to former employees. Operating cash flows for the 2000 period also included approximately $10.3 million in net increases to accounts receivable and approximately $4.0 million in net decreases related to accounts payable and accrued expenses. The Company's net loss of approximately ($18.2) million for the 1999 period included approximately $6.2 million in non-cash depreciation and amortization expense primarily related to acquisition-related intangible assets and a $13.3 million restructuring charge related to vacated leased facilities and terminated employees. Operating cash flows for the 1999 period also included approximately $12.3 million in decreases related to accounts payable and accrued expenses.

    Net cash used in investing activities for the 9 months ended September 30, 2000, was approximately ($7.1) million as compared to approximately ($5.1) million for the same period in 1999. Investing cash flows for the 2000 period included approximately $6.5 million in cash proceeds related to the sale of the Company's Orange County, California and Phoenix, Arizona buildings in February 2000. Investing cash flows for this period also included approximately $12.7 million in cash payments primarily related to the purchases of Johnson-Leiber in January 2000 and Sales Force in April 2000. Investing cash flows for the 1999 period included approximately $3.9 million in net cash payments primarily related to the purchases of Sell, Inc. in January 1999, United Brokerage Company in April 1999, and Richmont in August 1999.

    Net cash provided by financing activities for the 9 months ended
September 30, 2000, was approximately $25.2 million as compared to approximately $9.6 million for the same period in 1999. Financing cash flows for the 2000 period included $15.0 million in proceeds from the sale of Common Stock to MS Acquisition in the first quarter of 2000, $9.5 million in proceeds from the sale of Preferred Stock to MS Acquisition in June and August 2000, and approximately $9.8 million in proceeds from the issuance of promissory notes to MS Acquisition in the third quarter of 2000. Investing cash flows for this period also included $22.1 million in net borrowings on the New Revolver. These proceeds were offset by approximately $25.8 million in principal payments in long-term obligations, of which approximately $8.8 million were related to the Initial Term Loan, and approximately $5.1 million in cash payments related to the acquisition of the New Senior Credit Facility in 2000. Financing cash flows for the 1999 period included approximately $4.0 million in proceeds from the sale of Common Stock and $16.3 million in incremental borrowings on the Initial Credit Facility. Financing cash flows for this period also included approximately $12.2 million in principal payments on long-term obligations.

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

    The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or fur purposes "other than trading," instruments that are likely to expose the Company to certain types of market risk, including interest rate, commodity price or equity price risk. The Company has not entered into any forward or futures contracts. The Company has not purchased any options or entered into any swaps.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

    A. As reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, L.C. Hicks, Jr. ("Hicks") filed suit against Merkert American Co., Inc. ("MACI") on May 29, 1999. The case is pending in the United States District Court for the Middle District of Florida, Tampa Division. Hicks was the owner of Dopson-Hicks, Inc., which was acquired by Rogers-American Company, Inc. ("Rogers-American") in 1995. Hicks entered into an employment agreement contemporaneously with the sale of his business. Hicks claims that MACI breached the contract by not providing him employee benefits that were similar to what the President and CEO of Rogers-American received. A tentative settlement has recently been reached between the parties.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    As reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, the Company sold (i) approximately 5,000 shares of convertible, paid-in-kind, non-voting and 8% dividend preferred stock of the Company, $0.01 par value per share (the "Preferred Stock"), to MS Acquisition Limited, a Texas limited partnership ("MS"), for a purchase price of $1,000 per share on June 23, 2000, and (ii) the Company sold an additional 4,500 shares of the Preferred Stock to MS under the same terms on August 8, 2000. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, because they were sold to a limited group of persons, which was classified as a sophisticated investor, which had a pre-existing business or personal relationship with the Company and which was purchasing for investment without a view to further distribution. The proceeds from both sales are being used for general corporate purposes. Both issuances were approved by the Board of Directors and a special committee of non-MS related directors.

    On July 27, 2000, the Company received early termination of the waiting period in connection with its Hart-Scott-Rodino Antitrust Improvement Act filing thereafter allowing the conversion of the Preferred Stock to Common Stock of the Company. On August 21, 2000, MS converted all 9,500 shares of the Preferred Stock described above into 6,234,414 shares of Common Stock of the Company. After the conversion, the number of shares of the Common Stock of the Company which MS may be deemed beneficially to own under Rule 13d-3 of the Act is 19,321,005. This constitutes approximately 74.9% of the total outstanding shares of Common Stock of the Company.

    As reported in the Company's Current Report on Form 8-K, dated November 2, 2000, and discussed in Note 11 to the Condensed Consolidated Financial Statements, the Company issued approximately 12,397 shares of Series B 8.0 percent Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share ("Series B Preferred Stock") of the Company to MS for a price of $1,000 per share for an aggregate purchase price of approximately $12.4 million pursuant to the terms of a Preferred Stock Purchase Agreement dated November 1, 2000. The purchase price consisted of the cancellation of the $4.75 million promissory note and the $5.0 million promissory note issued to MS (each described in Part II, Item 5 herein), including all accrued and unpaid interest, plus an additional payment of approximately $2.5 million to the Company. The Series B Preferred Stock is convertible into Common Stock based on a conversion price which shall be the greater of (i) $1.46 per share, or (ii) the per share price paid by MS in the event a tender offer is consummated for all of the outstanding Common Stock of the Company. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, because they were sold to a limited group of persons, which was classified as a sophisticated investor, which had a pre-existing business or personal relationship with the Company and which was purchasing for investment without a view to further distribution. The proceeds from this sale is being used for general corporate purposes. The issuance was approved by the Board of Directors and a special committee of non-MS related directors.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    As of September 30, 2000, the Company was in violation of certain covenants under the New Senior Credit Facility (see definition in Note 5 to the Condensed Consolidated Financial Statements). As discussed in Note 11 to the Condensed Consolidated Financial Statements, on November 17, 2000, the Company obtained a waiver of the defaults and negotiated amendments to the New Revolver, increasing the maximum commitment to $60.0 million.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5:  OTHER INFORMATION

    On August 17, 2000, the Company accepted a loan from its majority stockholder, MS, evidenced by a promissory note in the amount of $4.75 million. On August 30, 2000, the Company also accepted a loan from MS evidenced by a promissory note in the amount of $5.0 million. Both loans bear interest at a rate equal to the prime rate plus 2.75% as of the last business day of the immediately preceding calendar quarter. Each loan was approved by the Board of Directors and a special committee of non-MS Acquisition related directors. The proceeds of both loans are to be used for general corporate purposes, as an additional source of capital for the Company's ongoing operations, and to enhance the Company's short-term and long-term liquidity. As noted in Item 2, the obligations under the promissory notes, including accrued interest, were converted into equivalent shares of the Series B Preferred Stock.

    As discussed in Note 11 to the Condensed Consolidated Financial Statements, on October 5, 2000, MS entered into a Deposit Security Agreement with The Chase Manhattan Bank ("Chase"), wherein MS pledged $9.0 million and transferred to Chase certificates of deposits in such amount in order to assist the Company by providing them with additional borrowing availability under the New Revolver. The amount pledged can be included in the Company's borrowing base, thereby increasing the borrowing base and, potentially, the borrowing availability.

    As discussed in Note 11 to the Condensed Consolidated Financial Statements, on October 26, 2000, the Company entered into a definitive agreement to sell improved real property located in Charlotte, North Carolina, for approximately $2.6 million, before applicable closing costs.

    As discussed in Note 11 to the Condensed Consolidated Financial Statements, on November 9, 2000, the Company issued a $2.5 million promissory note. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The $2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the principal portion's maturity date. The principal portion of the $2.5 million promissory note and any unpaid accrued interest, will be payable on November 9, 2002, or on demand, under specified conditions. The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base 30 days prior to a payment date is not greater than the greater of (i) $10.0 million, or (ii) 1/4th of the sum of the Company's payroll for the last four consecutive pay periods.

    As discussed in detail in Notes 5 and 11 to the Condensed Consolidated Financial Statement and in Part II, Item 3, the Company was not in compliance with certain covenants related to the New Revolver, and on November 17, 2000, the Company became a party to an Amendment to the Credit Agreement among the Company, certain of its subsidiaries, Chase, as the Agent, and the lenders parties thereto (the "Amended Credit Agreement"). In summary, the Amended Credit Agreement provides for an increase in the maximum amount available under the New Revolver from $50.0 million to a maximum commitment of $60.0 million (the "Increase"), which is comprised of a $41.0 million variable commitment, and a subordinated $19.0 million fixed commitment (the "Tranche B Notes"). MS must purchase a 100% participation interest in the Tranche B Notes. Additionally, on November 17, 2000, the Company also became a party to a First Amendment to the Credit Agreement among the Company, certain of its subsidiaries, as guarantors, and First Union National Bank, as agent (the "First Union Amended Credit Agreement). The First Union Amended Credit Agreement amends the Amended Term Loan (defined in Note 5 to the Condensed Consolidated Financial Statements) and provides for the consent of the Increase, the Borrowing Base (defined in Note 11 to the Condensed Consolidated Financial Statements), and the repayment of the $2.5 million promissory note to MS. The First Union Amended Credit Agreement also amends the Amended Term Loan to reflect the terms of the Amended Credit Agreement.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        See Index to Exhibits (filed herewith)

    (b) Reports on Form 8-K

       (i) Current Report on Form 8-K, dated July 6, 2000, relating to the announcement of a lawsuit which was filed on June 8, 2000, in the Delaware Court of Chancery by William Brown, III on behalf of the public stockholders. The lawsuit alleges that the $2.50 offer price made in the proposal by RCPI to purchase all outstanding shares of the Company is inadequate. The plaintiff class asserts that the Board of Directors has violated its fiduciary duties to the Company stockholders, including the duty of fair dealing. The plaintiffs seek enjoinder of the tender offer by RCPI or the rescission of the contract if the offer is consummated and the awarding of rescission damages.

       (ii) Current Report on Form 8-K, dated July 6, 2000, relating to a Settlement Agreement and Mutual Release entered into by and between the Company and Monroe & Company, LLC.

       (iii) Current Report on Form 8-K, dated June 23, 2000, relating to the sale (i) on June 23, 2000, of approximately 5,000 shares of the Preferred Stock to MS for a purchase price of $1,000 per share, and
           (ii) on August 8, 2000, of approximately 4,500 shares of the Preferred Stock to MS for a purchase price of $1,000 per share.

       (iv) Current Report on Form 8-K, dated August 22, 2000, relating to the announcement of (i) the appointment of Terry L. Crump to the position of executive vice president and chief financial officer of the Company responsible for all finance, tax, accounting, SEC reporting, investor relations and financial planning functions, and (ii) the Company's second quarter financials, with revenues totaling approximately $108.2 million.

       (v) Current Report on Form 8-K, dated October 16, 2000, relating to the announcement of the Company's preliminary third quarter financials, with expected net revenues for the third quarter to be lower than anticipated.

       (vi) Current Report on Form 8-K, dated November 2, 2000, relating to the announcement that MS Acquisition purchased 12,397 shares of Series B Preferred Stock, of the Company on November 1, 2000 for a price of $1,000 per share. The Series B Preferred Stock is convertible into Common Stock of the Company based on a conversion price which shall be the greater of (i) $1.46 per share, or (ii) the per share price paid by RCPI in a tender offer for all of the outstanding Common Stock of the Company, if such tender offer is commenced by April 30, 2001, and if all outstanding shares of Common Stock of the Company are purchased pursuant to such tender offer. In addition, the Company further announced that RCPI had reaffirmed its interest in purchasing all of the outstanding shares of the Company's Common Stock, as disclosed in its letter to the Company's Board of Directors dated June 2, 2000. Due to the increase in the number of the Company's shares of Common Stock outstanding from 19.8 million on June 2, 2000 to 34.6 million today (assuming conversion of the Series B Preferred Stock at $1.46 per share), RCPI's proposal reflects a price per share of $1.46, which reflects an equity value of the Company of approximately $50 million, which is the same equity value upon which RCPI's June proposal was based.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MARKETING SPECIALISTS CORPORATION
                                                            Registrant

                                                       By:               /s/ TERRY CRUMP
                                                            -----------------------------------------
                                                                           Terry Crump
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:               /s/ JAY DINUCCI
                                                            -----------------------------------------
                                                                           Jay DiNucci
                                                                       CORPORATE CONTROLLER

                               INDEX TO EXHIBITS

    The following is a complete list of exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

    10.1 Promissory Note, dated August 17, 2000, of Marketing Specialists Corporation issued to Richmont Capital Partners I, L.P. in the principal amount of $4,750,000 (filed herewith).

    10.2 Promissory Note, dated August 30, 2000, of Marketing Specialists Corporation issued to Richmont Capital Partners I, L.P. in the principal amount of $4,999,999 (filed herewith).

    10.3 Deposit Security Agreement, dated as of October 5, 2000, by and between MS Acquisition Limited, a Delaware limited partnership, and The Chase Manhattan Bank, as agent for the Banks (as defined therein) in connection with the pledge by MS Acquisition Limited of cash and cash equivalents to increase the Company's borrowing availability (filed herewith).

    10.4 Preferred Stock Purchase Agreement, dated November 1, 2000, by and between Marketing Specialists Corporation and MS Acquisition Limited in connection with the issuance by the Company of 12,397 shares of Series B Convertible Paid-In-Kind Preferred Stock (filed herewith).

    10.5 Promissory Note, dated November 8, 2000, of Marketing Specialists Corporation issued to Richmont Capital Partners I, L.P. in the principal amount of $2,500,000 (filed herewith).

    10.6 First Amendment to Credit Agreement, dated November 17, 2000, by and among Marketing Specialists Corporation, certain lenders described therein, and First Union National Bank, as Agent and as sole Lender (filed herewith).

    10.7 Amended and Restated Intercreditor Agreement, dated November 17, 2000, between and among Marketing Specialists Corporation, certain of its subsidiaries, The Chase Manhattan Bank, as agent for the Revolver Lenders (as defined therein), First Union National Bank, as agent for the Term Lenders (as defined therein), MS Acquisition Limited, and Richmont Capital Partners I, L.P. (filed herewith).

    10.8 Second Amendment to Credit Agreement dated November 17, 2000, among Marketing Specialists Corporation, Marketing Specialists Sales Company, Paul Inman Associates, Inc., and The Sales Force Companies, Inc., certain banks or other lending institutions named therein, and The Chase Manhattan Bank, individually as a bank and as agent for itself and the other banks or lending institutions named therein.

    10.9 Master Participation Agreement, dated November 17, 2000, by and among MS Acquisition Limited and various banks or other lending institutions named therein.

    27.1 Financial Data Schedule (filed herewith).