Form 10-K405
period 2000-12-31
MARKETING SPECIALISTS CORP
filed 2001-04-23
CIK 1062184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO______________

                         COMMISSION FILE NUMBER 0-24667
                            ------------------------
                       MARKETING SPECIALISTS CORPORATION
                      (F/K/A MERKERT AMERICAN CORPORATION)

             (Exact name of registrant as specified in its charter)

           DELAWARE                              04-3411833
 (State or other jurisdiction         (IRS Employer Identification No.)
              of
incorporation or organization)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 15, 2001, based on the closing price of the Common Stock as registered by the NASDAQ National Market on such date, was approximately $2,900,000.

    The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of March 15, 2001 was 25,912,809 and 72,736 respectively.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MARKETING SPECIALISTS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                     INDEX

                                                                           PAGE
                                                                         --------
           PART I

Item 1.    Business....................................................      4
Item 2.    Properties..................................................     20
Item 3.    Legal and Administrative Proceedings........................     21
Item 4.    Submission of Matters to a Vote of Security Holders.........     21

           PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     22
Item 6.    Selected Consolidated Financial Data........................     25
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     26
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................     42
Item 8.    Financial Statements and Supplementary Data.................     43
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     43

           PART III

Item 10.   Directors and Executive Officers of the Company.............     44
Item 11.   Executive Compensation......................................     47
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     52
Item 13.   Certain Relationships and Related Transactions..............     55

           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K..................................................     60
Signatures.............................................................     68
Item 14A.  Index to Consolidated Financial Statements..................    F-1

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements appear in a number of places including
Item 1. "Business--Industry Overview" and "--Risk Factors", Item 2. "Properties", Item 3. "Legal Proceedings and Administrative Matters", Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters", and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of various factors, including risk factors set forth below under "Risk Factors". This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Marketing Specialists Corporation (formerly Merkert American Corporation, the "Company", "we," "us" or "our") was incorporated on March 4, 1998, in order to create a leading food brokerage firm providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' merchandising programs with retailers, wholesalers, mass merchandisers, supercenters, membership warehouses, drug stores and specialty food outlets ("Retailers"). The Company's principal source of revenue is commissions that it receives from Manufacturers. The Company represents more than 1,600 Manufacturers and more than 128,000 food and non-food stock-keeping units ("SKUs"), and has business relationships with key Retailers throughout the United States.

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

BUSINESS COMBINATIONS AND DIVESTITURES

    Since the beginning of 1999, the Company has completed seven acquisitions, adding coverage in new geographical markets and expanding representation of Manufacturers' product offerings within existing markets. The Company's strategic acquisition plan included the selection, acquisition, and management of businesses in various brokerage markets, including retail food, food service, and private label markets. See "Private Label" below.

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

    UBC. In April 1999, the Company acquired United Brokerage Company d/b/a The Sell Group-Grand Rapids ("UBC"), a brokerage firm operating in the Midwest region of the United States. The Company acquired UBC for an aggregate discounted purchase price of approximately $6.7 million, which included approximately $1.0 million in cash payments, $3.3 million in new debt, and $2.4 million in assumed debt.

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

    RMSI. On August 18, 1999, the Company merged with Dallas, Texas-based Richmont Marketing Specialists Inc. ("RMSI"), one of the largest food brokers in the United States (the "Merger"). The Company completed the Merger for an aggregate discounted purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments, $170.0 million in assumed debt, and $63.4 million in Common Stock and options. Under the terms of the Merger, RMSI stockholders received 6,705,551 shares of Common Stock. The Company also granted certain RMSI stockholders and employees options to purchase 800,000 in additional shares of Common Stock at a price equal to $13.50 per share. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation".

    Prior to the Merger, RMSI pursued consolidation opportunities within the food brokerage industry. RMSI's strategy was to complete acquisitions in areas where it did not currently operate to better service its Manufacturers and Retailers. Since the beginning of 1997, RMSI acquired, among others, Tower Marketing, Inc. ("Tower") and Atlas Marketing Company, Inc. ("Atlas"), for total consideration of approximately $14.4 million and $45.7 million, respectively. Tower served Manufacturers and Retailers primarily in Texas. Atlas was based in Charlotte, North Carolina, and served Manufacturers and Retailers primarily in the Southeast and mid-Atlantic regions of the United States. In April 1999, RMSI acquired Timmons-Sheehan, Inc. d/b/a The Sell Group--Minneapolis ("Timmons-Sheehan") for an aggregate purchase price of approximately
$3.7 million, which included approximately $1.7 million in cash payments and $2.0 million in new and assumed debt. Prior to the acquisition, Timmons-Sheehan served Manufacturers and Retailers in Minnesota, Wisconsin, Iowa, the Dakotas, and Nebraska.

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

    JOHNSON-LIEBER.  On January 27, 2000, the Company acquired
Johnson-Leiber, Inc. ("Johnson-Leiber"), a brokerage firm operating in the Seattle, Washington; Spokane, Washington; Portland, Oregon; Billings, Montana; and Anchorage, Alaska markets. The Company acquired Johnson-Leiber for an aggregate discounted purchase price of approximately $10.2 million, which included approximately $3.2 million in cash payments and $7.0 million in new debt and other incentives.

    SALES FORCE. On April 14, 2000, the Company acquired the Sales Force Companies, Inc. ("Sales Force"), a full service brokerage firm operating in the Central Region of the United States. The Company acquired Sales Force for an aggregate discounted purchase price of approximately $18.8 million, which included approximately $6.1 million cash payments, $7.8 million in new debt, and $4.9 million in assumed debt.

    PRIVATE LABEL. In 2000, the Company decided to exit the Private Label business. On July 31, 2000, the Company signed a letter of intent to sell its Private Label business, known as Buy Sell, to Woodland Partners. On January 19, 2001, the Company completed the sale of Buy Sell to Woodland Partners. See
Note 20 of the Company's Notes to Consolidated Financial Statements for additional information.

    As of December 31, 2000, the Company had 76 offices servicing Retailers throughout the United States. In 2000 and 1999, the Company had revenues of approximately $380.8 million and $246.6 million, respectively. In 1999, the Company had pro forma combined revenues of approximately $379.6 million and pro forma combined net loss of approximately $(22.3) million (giving effect to the Merger only), exclusive of the estimated effects of the integration activities and the elimination of certain nonrecurring charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY OVERVIEW

    Food brokers are sales agencies that offer sales, marketing, merchandising and order management services to Manufacturers and Retailers. Food brokers are generally paid by Manufacturers on a percentage of product sales made to Retailers. Sales of Manufacturers' products are primarily made through grocery stores operated by Retailers. Manufacturers use food brokers as an alternative to a direct sales force and rely on food brokers to provide local market penetration, integrated brand and category management and access to local merchandising data. The services provided by food brokers enable Retailers to more efficiently source products from multiple Manufacturers and benefit from food brokers' merchandising and promotional expertise and knowledge of local market conditions.

    Over the past ten years, the entire food distribution chain, including Manufacturers, Retailers and food brokers, has been consolidating. Many companies in the food brokerage industry, including the Company, have participated in the trend toward consolidation by acquiring other food brokerage businesses. The Company believes that the consolidation of food brokers is primarily driven by the attempt of Manufacturers and Retailers to manage their businesses more efficiently and effectively by reducing the number of food brokers with which they must interact within a given region. The Company believes that consolidation within the food brokerage industry is being driven additionally in part, by the consolidation of Retailers and Manufacturers and the increasing demand for the application of more sophisticated information technology on the part of food brokers. Retail food brokers represent approximately 7,000 Manufacturers that sell to approximately 150,000 retail outlets, including chain and independent supermarkets, convenience stores, wholesale clubs and other outlets and more than 100 wholesalers nationwide. The industry includes the following three types of food brokers:

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

    Retail store functions include all of the services and activities necessary at the store level for the execution of the Manufacturers' sales plans. These sales plans are executed by retail food brokers through merchandising, shelf and display management, new store set-ups, implementation of promotional plans, and placement of point-of-sale coupons, signs and other promotional information. Retail food brokers also assist Retailers with coupon and advertising programs, quality assurance and technical training, primarily in relation to prepared food. In addition, retail food brokers collect and analyze retail sales data, which they use to assist Retailers and Manufacturers in maximizing sales.

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

    PRIVATE LABEL FOOD BROKERS. Private label food brokers work with Manufacturers to develop and manage private label programs on behalf of Retailers. These programs supply products to Retailers which are labeled with a Retailer's own brand. A food broker's responsibilities in connection with a private label program may include procurement, inventory management and in-store delivery of private label products. During 2000, the Company implemented a plan to eliminate this segment of the business. On July 31, 2000, the Company signed a letter of intent to sell its Private Label business, known as Buy Sell, to Woodland Partners. On January 19, 2001, the Company completed the sale of Buy Sell to Woodland Partners. See Note 20 of the Company's Notes to Consolidated Financial Statements for information regarding discontinued operations related to the Private Label segment.

COMPANY STRATEGY

    The Company's objective is to be a leading national provider of outsourced sales, merchandising and marketing services to Manufacturers, Retailers and food service providers throughout the United States. To achieve this objective, the Company seeks to increase its representation of existing Manufacturers' product lines in new geographic markets and non-grocery trade channels, including mass merchandisers, food service providers, membership warehouses, drug stores and convenience stores and by attracting new Manufacturers to the Company.

    The Company intends to implement its overall strategy through the following measures:

    INCREASE CUSTOMER COVERAGE. The Company believes that the number of Retailers who capture the majority of the supermarket sales should continue to decline due to consolidation in the industry. By positioning itself as a leader in North America, the Company believes it will be able to both maintain current Retailer relationships and expand its Retailer base as a result of future Retailer consolidations. The Company is also seeking to enhance its Retailer base through its Channel Marketing Division by further developing relationships with mass merchandisers, membership warehouses, and drug stores.

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

    HYBRID SERVICES. The Company typically provides Retailers with a full range of account, retail, marketing and order management services for which it receives commissions from Manufacturers based on a percentage of product sales made to Retailers. The Company also has "hybrid" agreements, generally with Manufacturers that did not previously use a food broker's services, under which the Company provides only specified retail services for fees based on the services provided. The Company believes that such Manufacturers are moving toward outsourcing retail services at the store level in order to eliminate the significant expense associated with the maintenance of their own in-store retail representatives. With this in mind, the Company created the new In-Source Specialists Division ("ISS") to handle such needs. ISS will provide the additional personnel required for specific initiatives in a timely and efficient manner.

    The Company anticipates that ISS will position the Company to take advantage of this growing trend due to the Company's broad geographic coverage and knowledge of local markets. Although hybrid agreements currently do not represent a significant portion of the Company's revenue, the Company believes that hybrid agreements will, in the future, generate substantial revenue and operating profits and may attract new Manufacturers, who may later expand their use of the Company's services.

    MARKETING SERVICES. The Company seeks to utilize its marketing expertise and information technology to develop and implement targeted consumer sales promotions for its Manufacturers' products. The Company also plans to continue to deploy category analysts who use local sales data to assist Retailers with shelf schematics, category layouts and total store space management.

    ACHIEVE COST SAVINGS. During its expansion phase, the Company reduced its operating overhead at acquired companies by eliminating duplicative personnel, operating expenses and facilities. The Company intends to continue its plan of consolidation of various management, sales and order entry functions to benefit from further operating efficiencies.

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

    FULL SERVICES. The Company currently provides full brokerage services to most of the Manufacturers that it represents. These Manufacturers generally pay the Company a commission of approximately 3% of the Manufacturer's net sales to Retailers. In general, our business managers service Manufacturers under these arrangements. Our managers, customer service personnel and support staff utilize information collected and developed by the Company to assist Manufacturers in devising strategic sales plans and achieving merchandising goals. In addition, the Company uses retail information to develop customized marketing strategies. These strategies include a determination of the optimum mix of current and new products to be offered and the type of promotions needed to increase revenues and profitability. These services accounted for approximately 92% of the Company's revenues for 2000.

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

    CHANNEL MARKETING. The Company has developed its channel marketing division in response to the rapidly growing trend of non-grocery outlets, particularly mass merchandisers, super centers, membership warehouses, drug stores and specialty food outlets. This division's primary focus is to support Retailers to ensure Manufacturers' products are available to the consumers at the point of purchase. Scan data is utilized to identify retail problems, which are then communicated to the Company's field merchandisers for correction. In addition, store specific consumer demographics information is also utilized to support targeted merchandising programs. The Company's channel marketing division presently accounts for approximately 6% of the Company's revenues for 2000.

    HYBRID SERVICES. In response to increasing demand from certain Manufacturers that outsource only a portion of their retail services functions, the Company instituted the use of "hybrid" agreements. Under these agreements, the Company provides only the limited services, geographic coverage and/or Retailer coverage specified by the agreement. Providing retail-only services is a common hybrid arrangement. Retail-only services primarily include initial retail shelf set-ups and subsequent store shelf space management. These services generally provide for compensation equivalent to a commission of approximately 2% of the value of product sales to the Retailer.

    IN-SOURCE SPECIALISTS DIVISION. The Company is also expanding its services to include a new In-Source Specialists ("ISS") Division, which will serve as an arm of the Company's existing Retail Division. Designed to accommodate increasing demand for projects exceeding the time frame of standard category management, ISS will provide Manufacturers and Retailers with the additional personnel required to complete such initiatives in a timely and efficient manner. ISS is comprised of an internal, cross-functional team of Company associates who specialize in maximizing returns on non-budgeted projects and surge work requested by Manufacturers. Income derived from providing additional manpower required to complete special initiatives will be incremental to existing contractual agreements between the Company and its Manufacturer partners.

    DRUG DIVISION. In addition to current coverage in the mass, club, convenience, and specialty outlets, Marketing Specialists' now provides continuity coverage in some 15,000 retail drug outlets through the new Retail Drug Division. Nestle is the initial principal partner for the new venture.

    PRIVATE LABEL. The Company's private label division develops, procures, and manages inventory of private label products, including frozen fruits and vegetables and other products on behalf of certain Retailers. See Note 20 of the Company's Notes to Consolidated Financial Statements for information regarding discontinued operations related to the Private Label segment.

    STORE SUPPLIES. The Company's store supplies division operates as a distributor for Monarch Marking Systems, Inc., selling price marking equipment, labels and other related store supplies to Retailers in New England and metropolitan New York City. In addition, the Company sells a bio-degreaser product to Retailers' supermarket meat and bakery departments, restaurants and other food service customers directly and through local distributors. See
Note 20 of the Company's Notes to Consolidated Financial Statements for information regarding discontinued operations related to the Private Label segment.

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

    ELECTRONIC DATA INTERCHANGE. The Electronic Data Interchange ("EDI") was developed to streamline order communications between food brokers, Manufacturers and Retailers. Orders sent by EDI are transmitted on-line from Retailers to the Company and entered automatically into the Company's order databases. Orders are reviewed by the Company to verify that quantities, product codes, pricing, pack sizes and promotions have been correctly submitted. The Company then places orders with certain Manufacturers via EDI. By reducing manual effort, the system curtails order input errors, expedites order processing and reduces the number of personnel required to fulfill this function. Currently, a majority of all of the Company's Manufacturers utilizes EDI, including 60% of the Company's entire Manufacturer base and 70% of our retailer base.

    DISASTER RECOVERY/ORDER ENTRY. Marketing Specialists has implemented a fully fault tolerant disaster recovery plan for our more than 25,000 orders processed per day. We have two primary data centers in Charlotte, North Carolina and Dallas, Texas. The two sites are connected with multiple and redundant T-1's, with full database replication. If one site is out of service for any reason the entire country will be switched to run off the other center. This guarantees that our customers orders will be processed securely and reliably no mater what the situation. The architecture used is two identical Hewlett Packard N/4000's and a terabyte of EMC disk storage on each.

    DOCUMENT IMAGING. We have implemented a document imaging and critical records archiving system. With this system our corporate headquarters and field offices have the most current documents at their fingertips. This system has increased production, communication, and employee effectiveness for both corporate and field offices.

    WEB TECHNOLOGY. The Company uses a wide area network to provide on-line information to Manufacturers and Retailers. The Company utilizes the Internet and dedicated extranets to disseminate information and communicate with Manufacturers in a highly secure manner. The Company currently has 32 extranets with ten additional extranets in development. Retailers and Manufacturers using the Company's on-line service may access marketing, sales, new item introduction, store conditions and other information related to their products and operations. The Company's intranet has become a major tool in communicating with its employees by allowing the Company to provide its employees with policies and procedures, human resource forms, and other valuable information. The Company's Internet site located at www.mssc.com allows the Company to market its services to potential Manufacturers and Retailers.

    RETAIL INFORMATION. The Company utilizes an advanced retail reporting system called RW3 Enterprise ("RW3") to provide Manufacturers with current in-store data regarding their products. RW3's web-centric solutions link today's information directly with end users. Functionality is delivered directly via the Internet allowing access to current information from anywhere in the world using a web browser. RW3 provides a powerful proven solution for integrating field and headquarters sales teams, combining Windows CE-Registered Trademark- or computer telephone technology for the in-store sales representative data capture activities and web access to reporting in any format appropriate for management. The Company's current system makes information easier to access resulting in huge cost reductions, enabling more effective and targeted sales and services and ultimately improving customer satisfaction and profitability.

    PEOPLESOFT-REGISTERED TRADEMARK-. The Company utilizes a software application commonly referred to as "PeopleSoft-Registered Trademark-." PeopleSoft-Registered Trademark- is used for financial systems including treasury, accounts payable, accounts receivable, budget, general ledger, as well as human resources and payroll. PeopleSoft-Registered Trademark- allows the Company to keep sales, expense and related data in one location. All of the other systems installed at the Company use PeopleSoft-Registered Trademark- as a base for all data. Since the consummation of the Merger, the Company has benefited from its use of PeopleSoft-Registered Trademark- in connection with the Company's acquisition of other entities and integration of the acquired entities' finance, human resources and payroll departments. The flexibility of the software allows the systems of the acquired companies to be more easily converted to the Company's systems.

    NETWORKS AND DATA COMMUNICATIONS. The Company utilizes redundant frame relay for connectivity to all of its branches. This provides a secure, and reliable method of data communications between all of our offices, including e-mail, Internet access, file sharing, order entry, PeopleSoft-Registered Trademark-, and many other processes. Our wide area network is monitored around the clock and is secured through CheckPoint firewalls. The Company utilizes Cisco routers and VisNet data service units ("DSUs") for bandwidth information, packet information and tracking. A virtual private network ("VPN") is provided for all remote users.

    TELECOMMUNICATIONS. The Company utilizes a national voice mail system for the routing of messages from office to office. This allows us to communicate more effectively across all offices instantaneously. We also utilize digital paging and cellular technology for users who travel.

COMPETITION

    Despite the trend toward consolidation, the food brokerage market is large and fragmented, with many small brokers serving numerous local markets and a few large brokers serving multiple regions in the United States. The Company competes with other food brokers for product lines of Manufacturers and Retailers. Competition is based primarily on breadth of geographic coverage and the level of services provided.

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

    The Company is one of the leading food brokers in the United States, with operations across the country. The Company competes with other national and multi-regional food brokers, including Advantage Sales, Crossmark and Acosta Sales Co., Inc. In addition, the Company competes with third-party merchandising companies and other retail services providers.

EMPLOYEES

    The Company has approximately 5,800 employees, including approximately 4,600 full-time employees and 1,200 part-time employees. None of the Company's employees is a union member, and the Company and its employees have not entered into any collective bargaining agreements. The Company has not experienced any work stoppages or strikes. The Company believes that it has good relations with its employees.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
  SALES

    The Company historically operated in two principal business segments: Food Brokerage and Private Label, principally in the United States. On July 31, 2000, the Company signed a letter of intent to sell its Private Label business, known as Buy Sell, to Woodland Partners. On January 19, 2001, the Company completed the sale of Buy Sell to Woodland Partners. See Note 20 of the Company's Notes to Consolidated Financial Statements for information regarding discontinued operations related to the Private Label segment.

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

ABILITY TO CONTINUE AS A GOING CONCERN

    The Company has suffered recurring operating losses and negative operating cash flows and had negative working capital as of December 31, 2000. During 2000 and the first quarter of 2001, the Company has received funds from a related party for working capital purposes. These matters raise substantial doubt about the Company's ability to continue as a going concern. See Note 2 of the Company's Notes to Consolidated Financial Statements for further discussion.

SUBSTANTIAL LEVERAGE

    The Company has and will continue to have a significant amount of indebtedness. The degree to which the Company is leveraged could have significant consequences, including the following:

    - The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    - A substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest and principal on its indebtedness, thereby reducing funds available to the Company for other purposes.

    - The agreements governing the Initial Credit Facility, the Amended Term Loan, the New Revolver, the First Union Amended Credit Agreement, and the Amended Credit Agreement (each as defined below) contain certain restrictive financial and operating covenants that may impact the Company's operations and ability to meet its obligations. The Company has been in violaion of these covenants from time to time, requiring waivers and/or amendments to covenants and facilities.

    - The Company's degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or its business.

    - If the Company's cash flows and capital resources are insufficient to fund its obligations, the Company may be forced to sell its assets, seek additional equity or debt capital or restructure its debt. The Company cannot guarantee that its cash flows and capital resources will be sufficient for payment of interest and principal on its debt in the future.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company has unsecured long-term obligations to related parties of approximately $44.7 million as of December 31, 2000. These obligations bear interest ranging from 6.00% to 10.125%. Principal and interest payments are due under various arrangements over terms ranging from one to thirteen years. A total of approximately $25.1 million of these obligations represents amounts due to either MS Acquisition Limited, the Company's largest stockholder ("MS Acquisition"), or an affiliate of MS Acquisition.

    SENIOR SUBORDINATED NOTES

    In December 1997, concurrently with the sale by RMSI of $100.0 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Issued Notes"), RMSI entered into an Exchange and Registration Rights Agreement with the initial purchaser of the Issued Notes. Under the terms of that agreement, RMSI agreed to file a registration statement regarding the exchange of the Issued Notes for new notes registered under the Securities Act, and to offer the holders of the Issued Notes an opportunity to exchange their unregistered notes for registered notes.

    On June 21, 1999, RMSI filed a Registration Statement on Form S-4 with the SEC to register $100.0 million of new notes (the "Registered Notes"). Subsequently, RMSI completed an exchange of the Issued Notes for the Registered Notes. The Registered Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights. The Company assumed this outstanding indebtedness in connection with the Merger.

    The Registered Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Registered Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by certain guarantor wholly-owned subsidiaries of the Company as defined in the Registration Statement, which comprise substantially all the direct and indirect subsidiaries of the Company. The Company is a holding company with no assets, liabilities or operations other than its interests in its subsidiaries. Separate financial statements and other disclosures for such subsidiaries have not been presented due to management's determination that such information is not material to investors.

    Interest on the Registered Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Registered Notes is payable on December 15, 2007, the maturity date. The Company may not redeem the Registered Notes prior to December 15, 2002, except as described below. On or after such date, the Company may redeem the Registered Notes, in whole or in part, at the following redemption prices: 2002--105.063%; 2003--103.375%; 2004--101.688%; 2005 or thereafter--100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Registered Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the Merger), each holder of the Registered Notes will have the right to require the Company to make an offer to repurchase such holder's Registered Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

    The Registered Notes subject the Company to certain limitations and restrictions primarily related to obtaining additional indebtedness, payment of dividends, and sales of assets and subsidiary stock, which may require the consent of the holders of the Registered Notes.

    In December 2000, the rating of the Registered Notes was lowered to CCC-. Based on recent trading information, the fair value of the Registered Notes is approximately $11.3 million, as compared to a carrying value of $100.0 million.

    CONSENT SOLICITATION

    During the first quarter of 2000, the Company refinanced and increased its existing senior credit facilities from approximately $68.0 million to $85.0 million. Because the Company's Indenture relating to the Registered Notes restricted the Company's ability to incur bank indebtedness in excess of $25.0 million, the Company had to solicit and obtain the consent of holders representing at least 51% of the Registered Notes to the refinancing. On
March 28, 2000, the Company distributed consent solicitation statements to all of the holders of the Registered Notes for the purpose of seeking the required consent to the increase in bank debt and certain other matters. The Company received consent from a majority of the holders of the Registered Notes. In exchange for the consent to the refinancing and other proposed amendments, the holders were paid a consent fee of $2.0 million in cash. The Company also paid a fee of $0.5 million to Chase Securities Inc. for its services as solicitation agent.

    INITIAL CREDIT FACILITY

    In connection with the Offering and Combination, the Company obtained a $75.0 million Credit Facility (as amended on August 18, 1999) from a bank (the "Initial Credit Facility"). The Initial Credit Facility consisted of a five-year, secured, fully amortizing $50.0 million term loan (the "Initial Term Loan") and a three-year, secured $25.0 million revolving line of credit (the "Initial Revolving Credit"). The balance outstanding under the Initial Credit Facility was $64.1 million as of December 31, 1999 ($20.3 million under the Initial Revolving Credit and $43.8 million under the Initial Term Loan). Amounts outstanding under this facility were collateralized by substantially all of the Company's assets.

    Interest was payable on the Initial Term Loan and the Initial Revolving Credit at the base rate, as defined in the amended Initial Credit Facility. The rate on the outstanding balance of the Revolver and the Initial Term Loan was 9.16% and 10.50%, respectively, as of December 31, 1999. The Initial Credit Facility required the Company to make certain mandatory prepayments of amounts outstanding under the Initial Credit Facility with the use of certain proceeds from asset sales and debt and equity financing.

    The amended Initial Credit Facility required the Company to comply with various affirmative and negative covenants, including the following, among others:

    - the maintenance of certain financial ratios

    - restrictions on certain additional indebtedness

    - restrictions on liens, guarantees, dividends and the disposition of assets

    - obtaining the lenders' consent to acquisitions involving cash consideration in excess of a specified amount

    AMENDED TERM LOAN

    On March 30, 2000, the Company became a party to a Second Amended and Restated Credit Agreement among the Company and First Union National Bank, N.A. as agent and the lenders named therein (the "Amended Term Loan"). The Amended Term Loan consisted of a two-year, secured $35.0 million term loan. The Company paid commitment and other fees of approximately $0.9 million in connection with obtaining the Amended Term Loan. Under the Amended Term Loan, the principal amount of the term loan was reduced from $43.8 million to $35.0 million.

    The Amended Term Loan was secured by a lien on substantially all of the Company's and its subsidiaries' tangible and intangible property. In addition, the Amended Term Loan was jointly and severally guaranteed by all current and future subsidiaries of the Company. Interest was payable on the Amended Term Loan at a rate based on one of two customary interest rates plus an additional interest margin of 375 or 500 basis points, as applicable.

    The Amended Term Loan contained customary events of default, including cross-default provisions related to the Registered Notes.

    In connection with the Amended Term Loan, the Company issued to an affiliate of First Union National Bank, N.A. detachable warrants to purchase up to 4.0% of the Company's Common Stock on a diluted basis. The exercise price of the warrants will be nominal, and the warrants will be exercisable at any time after the second anniversary of the issuance of the warrants. The proceeds of the Amended Term Loan were allocated between debt and warrants based on their respective fair market values. The estimated fair value of the warrants appears as a component of Additional Paid-In Capital in the accompanying Consolidated Balance Sheet as of December 31, 2000.

    The letter of credit outstanding under the Initial Credit Facility was replaced by a $1.1 million letter of credit issued for the account of RCPI, which is an affiliate of MS Acquisition. The Company issued to RCPI a reimbursement note subordinated in right of payment to the Registered Notes in the amount of the letter of credit. The promissory note will become payable if the letter of credit is drawn.

    NEW REVOLVER

    On March 30, 2000, the Company also became a party to a Credit Agreement among the Company, certain of its subsidiaries, and The Chase Manhattan Bank, N.A., as agent, and the lenders named therein (the "New Revolver," and together with the Amended Term Loan, the "New Senior Credit Facility"). The New Revolver consisted of a two-year, senior secured $50.0 million revolving line of credit, subject to a borrowing base equal to a specified percentage of eligible receivables. The Company paid commitment and other fees of approximately
$0.6 million in connection with obtaining the New Revolver. Funds advanced under the New Revolver were used by the Company to repay a portion of outstanding amounts under the Initial Credit Facility, to partially finance the acquisition of Sales Force, to finance the Company's working capital and capital expenditure requirements in the ordinary course of business, and to pay fees and expenses relating to the closing of the New Senior Credit Facility. The New Revolver contained customary events of default, including cross-default provisions related to the Registered Notes.

    The New Revolver was secured by a first priority security interest in cash, cash equivalents, accounts receivable and inventory of the Company and its subsidiaries and proceeds thereof but not in assets that are the proceeds of equipment, fixtures, real estate, intellectual property or the stock of subsidiaries. In addition, Inman, Marketing Specialists Sales Company ("MSSC") and Bromar, Inc. ("Bromar," a California corporation and a wholly owned subsidiary of MSSC) were co-borrowers under the New Revolver, jointly and severally liable for all borrowings and other related obligations thereunder. Interest was payable on the New Revolver at a rate based on one of two customary interest rates plus an additional interest margin ranging from 150 to 350 basis points. The applicable margin was determined based on certain financial ratios of the Company.

    The New Senior Credit Facility required the Company to comply with various affirmative and negative covenants, including, among others:

    - the maintenance of certain financial ratios

    - restrictions on additional indebtedness

    - restrictions on liens, guarantees, dividends and the disposition of assets

    - restrictions on certain mergers, consolidations and acquisitions

    FIRST UNION AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to a First Amendment to the Credit Agreement among the Company, certain of its subsidiaries as guarantors, and First Union National Bank, N.A. as agent (the "First Union Amended Credit Agreement"). The First Union Amended Credit Agreement amends the Amended Term Loan and provides for the consent of First Union National Bank, N.A. to the Increase (as defined below), the Borrowing Base Amendment (as discussed below), and the repayment of the $2.5 million promissory note (as discussed below) to MS Acquisition. The First Union Amended Credit Agreement also amends the Amended Term Loan to reflect the terms of the Amended Credit Agreement. At December 31, 2000, the Company was not in compliance with certain covenants related to this agreement. See "Amended Senior Credit Facility Amendments" below for discussion of these violations and related waivers and amendments.

    AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to an amendment to the Credit Agreement among the Company, certain of its subsidiaries, The Chase Manhattan Bank, N.A. as the agent (the "Agent") and the lenders parties thereto (the "Amended Credit Agreement"). The Amended Credit Agreement provides for an increase in the maximum amount available under the New Revolver from $50.0 million to a maximum commitment of $60.0 million (the "Increase"), which is comprised of a $41.0 million variable commitment (the "Tranche A Note") and a subordinated $19.0 million fixed commitment (the "Tranche B Note"). MS Acquisition purchased a 100% participation interest in the Tranche B Note.

    The Tranche A Note provides for a $41.0 million revolving line of credit (the "Amended Revolver"), which accrues interest at rate equal to the Base Rate (a reference rate based on the prime rate) plus 2.25%. The Amended Revolver will revolve up to the lesser of $41.0 million or the Borrowing Base, which is a function of the Company's eligible receivables and the Advance Percent determined by the Agent. As part of the Amended Credit Agreement, the Agent has decreased the Advance Percent, thereby decreasing the Borrowing Base (the "Borrowing Base Amendment"). The Company must fulfill all payment obligations under the Amended Revolver before making any interest payments on the Tranche B Note. The Tranche A Note and any accrued and unpaid interest will mature on March 30, 2002.

    As a result of the Amended Credit Agreement, the Company had indebtedness of approximately $48.9 million as of December 31, 2000, which is substantial in relation to its stockholders' equity, as well as interest and debt service requirements that are significant compared to its income and cash flows from operations. The provisions of the Year 2000 credit facility refinancings are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and the accompanying Notes to the Consolidated Financial Statements. The Tranche B
Note bears interest at a rate equal to the Base Rate plus 2.25%. The Tranche B Note and any accrued and unpaid interest will mature on March 30, 2002. The fixed commitment under the Tranche B Note is not subject to the Borrowing Base. As discussed in Note 9 of the Notes to Consolidated Financial Statements, MS Acquisition funded the $19.0 million balance of the Tranche B Note, subject to the terms of a master participation agreement. At December 31, 2000, the Company was not in compliance with certain covenants related to this agreement. See "Amended Senior Credit Facility Amendments" below for discussion of these violations and related waivers and amendments.

    AMENDED SENIOR CREDIT FACILITY AMENDMENTS

    As of March 30, 2001, the Company was in violation of certain covenants under the Amended Credit Agreement and the First Union Amended Credit Agreement (collectively referred as the "Amended Senior Credit Facility") in connection with (i) its failure to provide annual financial statements within ninety (90) days of its fiscal year end, (ii) the certifying accountant's qualification of the Company's annual financial statements on a going concern basis, and
(iii) the Company's failure to deliver certain items to the Agent by March 15, 2001 as required by the Amended Credit Agreement. On April 19, 2001, the Company entered into (a) a Waiver and Third Amendment to Credit Agreement amending the Amended Credit Agreement and (b) Second Amendment to Credit Agreement amending the First Union Amended Credit Agreement ((a) and (b) collectively defined as the "Amended Senior Credit Facility Amendments").

    Under the Amended Senior Credit Facility Amendments, the Company
(i) received a waiver for its current defaults under the Amended Senior Credit Facility and (ii) paid a fee of approximately $0.2 million as consideration in obtaining the amendments and waiver of the defaults under the Amended Credit Agreement. The Amended Senior Credit Facility Amendments provide, among other things, that (i) the Agent may increase the Advance Percent as of March 31, 2001, but before June 1, 2001, thereby increasing the Borrowing Base under the Amended Senior Credit Facility, (ii) amends the definition of "EBITDA" in the Amended Senior Credit Facility to include certain write-offs in the amortization and depreciation expense deducted in determining Net Income, and (iii) amends the baseline amounts for determining Minimum EBITDA. Under the Amended Senior Credit Facility Amendments, the Company must meet certain post-closing covenants, including, among other things, the delivery of its annual financial statements by April 27, 2001 and the delivery of certain other items by May 31, 2001.

    OTHER NOTES PAYABLE INVOLVING RELATED PARTIES

    The Company also has a mortgage note with RCPI, an affiliate of MS Acquisition, that is secured by certain land, a building and fixtures. It bears interest at 8.5% with monthly payments of approximately $34,000 (including interest) and a balloon payment of approximately $3.6 million due in 2001. The balance outstanding under this mortgage was approximately $3.6 million as of December 31, 2000.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions.

    The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base 30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See
Note 20 of the Notes to Consolidated Financial Statements for additional information.

    The Company had other notes payable to former employees of various acquired entities of approximately $8.5 million as of December 31, 2000. The total estimated payments have been discounted at rates ranging from 8% to 10%. The amounts due under the acquisition agreements are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments.

    The fair value of these obligations approximates their carrying value.

VOTING CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

    As of March 28, 2001, MS Acquisition Limited ("MS Acquisition") beneficially owns approximately 81.9% of the outstanding shares of Common Stock of the Company. As the Company's largest stockholder, MS Acquisition is likely to be able to maintain effective control of the Company, including the ability to elect a majority of the Board of Directors (the "Board of Directors"). The ownership by MS Acquisition of shares of Common Stock may discourage or prevent unsolicited mergers, acquisitions, tender offers, proxy contests or changes of incumbent management, even when stockholders other than MS Acquisition consider such a transaction or event to be in their best interest. Accordingly, holders of Common Stock may be deprived of an opportunity to sell their shares at a premium over the trading price of the shares. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

    As of March 28, 2001, an aggregate of approximately 83.3% of the Company's outstanding Common Stock is beneficially owned by its directors, executive officers and affiliates. This percentage ownership gives effect to the exercise of options to purchase 222,756 shares of Common Stock held by certain of these individuals, and conversion of the Series B and C Preferred Stock (defined below). Such concentration of ownership, together, in some cases, with certain provisions of the Company's Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and certain sections of the Delaware General Corporation Law, may have the effect of delaying or preventing a "change in control" of the Company. See "Anti-Takeover Effect of Certificate of Incorporation, By-law Provisions and Delaware Law" and "Item 12. Security Ownership of Certain Beneficial Owners and Management".

HISTORY OF OPERATING LOSSES

    The Company has a history of operating losses. The Company may continue to experience net losses or may have a greater working capital deficit in the future. If they persist, the Company may have an increased net loss per share and the market price of the common stock and the Registered Notes may continue to decline as a result. The Company's ability to be profitable in the future will be dependent upon a number of factors, including:

    - the Company's ability to increase revenues by attracting and retaining national Manufacturers and Retailers;

    - the Company's ability to realize cost-savings as a result of the integration of the acquired companies; and

    - various other extraneous factors, including, without limitation, economic, financial and competitive conditions such as the consolidation occurring within the food distribution industry.

INTEGRATION OF PRIOR ACQUISITIONS; RISKS ASSOCIATED WITH RAPID GROWTH

    The Company has grown rapidly and has expanded its operations throughout the United States. This growth is primarily attributed to several large acquisitions that the Company, or its predecessors, has completed since 1996. The Company expects to spend significantly less time and effort in identifying acquisition targets and to focus on integrating prior acquisitions. The Company's inability to successfully manage its growing business profitably could have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that the Company's growth strategy will be successful or that the Company will be able to generate cash flows sufficient to fund its operations and to support internal growth. The Company's inability to achieve internal earnings growth or otherwise execute its growth strategy could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Company Strategy".

MANUFACTURER REPRESENTATION CONFLICTS

    The Company represents certain Manufacturers that do not allow the Company to market and sell their competitors' products in our assigned territories. Manufacturers can be highly subjective in their definition of a conflict and may contend that products with a varying degree of similarity are competing products. In addition, some Manufacturers object to the Company's representation of other Manufacturers that produce a similar product for sale even though such representation of the competing Manufacturer is for different geographic regions or trade channels. The Company is sensitive to potential conflicts and must exercise care in determining how to resolve conflicts and potential conflicts as new food broker businesses are acquired and as Manufacturers continue to grow, merge and expand into new product categories and geographic areas. The Merger has resulted in certain Manufacturer conflicts, particularly where the operations of the Company and RMSI overlapped. The Company may be required, in order to resolve a conflict, to represent particular lines or products in lieu of others, and the Company may not select the lines of products that are ultimately the most successful. The inability of the Company to resolve or deal with Manufacturer representation conflicts or potential conflicts could have a material adverse effect on the Company's business, financial condition and results of operations.

SHORT TERM AGREEMENTS

    A majority of the Company's contracts with its Manufacturers have 30-day terms. As a result, the Manufacturers can transfer their business to another food broker upon short notice. While the Company has long-term relationships with many of the Manufacturers it represents, it could lose relationships with these Manufacturers due to consolidations within the industry or the Company's inability to meet sales and performance objectives.

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

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION; BY-LAW PROVISIONS AND
  DELAWARE LAW

    Certain provisions of the Company's Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, certain sections of the Delaware General Corporation Law and the ability of the Company's Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms thereof may be deemed to have an anti-takeover effect. These provisions may discourage takeover attempts not first approved by the Board of Directors, including takeovers that certain stockholders may deem to be in their best interests. In addition, these provisions could delay or frustrate the removal of incumbent directors or the assumption of control by stockholders, even if such removal or assumption of control would be beneficial to stockholders. See "Item 10. Directors and Executive Officers of the Company".

ITEM 2.  PROPERTIES

    EXECUTIVE OFFICES

    The Company operates two offices in connection with the performance of executive and corporate activities. The Company's primary executive and corporate facility is located in an office building in Dallas, Texas. This facility is leased under an operating lease expiring in September 2003 and consists of approximately 40,700 square feet. The Company also owns and continues to operate an approximately 45,000 square foot facility in Canton, Massachusetts. This office was formerly the headquarters of Merkert.

    SALES OFFICES

    As of December 31, 2000, the Company operated 74 sales offices in 37 states. A total of 15 additional facilities have been vacated and their functions consolidated with other offices. The Company is subject to continuing lease obligations in connection with these vacated facilities, although nine of these properties are currently under sublease agreements.

    CONDITION AND ADEQUACY

    The Company believes that its properties are generally well maintained, in good condition, and adequate for its present needs. Generally, the Company has been able to secure replacement and additional space as required by changing market conditions.

    PROPERTY STRATEGY

    The Company's objective is to effectively manage facility decisions across all business units. To accomplish this objective, the Company plans to transition its properties to a 100% lease-based office portfolio. In connection therewith, the Company seeks to build maximum flexibility into all of its lease terms. Such a transition should allow the Company to adjust office presence and size to best meet changing Manufacturer and Retailer needs primarily created by Manufacturer and Retailer consolidation and centralized buying and merchandising.

    The Company shall continue the development of a centralized corporate oversight facilities management team established to:

    - improve lease terms through negotiations by internal real estate professionals;

    - reduce construction and furniture costs through centralized procurement;

    - develop a consistent facility image across all offices, and

    - properly manage facility maintenance.

    RECENT SALES OF PROPERTIES

    PHOENIX, ARIZONA. On February 17, 2000, the Company sold its improved real property containing general office space situated in Maricopa County, Arizona to RCPI Office Properties, LLC, ("LLC") an affiliate of MS Acquisition and Richmont Capital Partners I, LLP (RCPI), for approximately $2.4 million before related costs. In May 2000, LLC sold this property to an unrelated third party.

    ORANGE COUNTY, CALIFORNIA. On February 17, 2000, the Company sold its 3.47 acres of improved real property containing office and warehouse space situated in Orange County, California, to LLC for approximately $4.9 million before related costs. In May 2000, LLC sold this property to an unrelated third party.

    CHARLOTTE, NORTH CAROLINA. On December 15, 2000, the Company sold its 4.851 acres of improved real property containing office and warehouse space situated in Mecklenberg County, North Carolina, to Tower Point, LLC for approximately $2.6 million before related costs.

ITEM 3.  LEGAL PROCEEDINGS AND ADMINISTRATIVE MATTERS

    As reported in the Company's Current Report on Form 8-K dated July 6, 2000, and in the Company's Quarterly Report for the period ended June 30, 2000, a lawsuit was filed on June 8, 2000 in the Delaware Court of Chancery by William Brown, III, on behalf of the public stockholders, alleging that the offer price made in the proposal by the majority stockholder, RCPI, to purchase all outstanding shares of the Company is inadequate. The plaintiff class asserts that the Board of Directors has violated its fiduciary duties to the Company stockholders, including the duty of fair dealing. The plaintiff class seeks the enjoinder of the tender offer by RCPI or the rescission of the contract if the offer is consummated and the awarding of rescission damages. The suit has been consolidated with two other identical suits. All parties have been served, but there has been secured an indefinite extension to answer. Although discovery requests have been served by the plaintiff class's counsel, a response will not be due until 30 days after an agreement on the tender offer has been reached. No such agreement has currently been reached.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Effective March 14, 2001, the Company's Common Stock is no longer listed on the Nasdaq SmallCap Market. The Company is eligible for trading on the OTC Bulletin Board. For the years ended December 31, 2000 and 1999, the Company's Common Stock traded on the Nasdaq Small Cap Market under the symbol "MKSP." The following table sets forth the high and low closing sale prices for each full quarterly period for the Common Stock for the years ended December 31, 2000 and 1999:

DATE                                                            HIGH       LOW
----                                                          --------   --------
First Quarter 1999..........................................   15.50      10.25
Second Quarter 1999.........................................   11.88       8.63
Third Quarter 1999..........................................   10.81       5.25
Fourth Quarter 1999.........................................    5.63       2.00

First Quarter 2000..........................................    3.75       2.00
Second Quarter 2000.........................................    2.84       0.88
Third Quarter 2000..........................................    1.84       1.25
Fourth Quarter 2000.........................................    1.38       0.19

    As of March 15, 2001, there were approximately 826 holders of record of the Company's single class of Common Stock, including 819 holders of record of the Company's unrestricted Common Stock and 7 holders of record of the Company's restricted Common Stock. As of March 15, 2001, there were 25,985,545 shares of the Company's single class of Common Stock outstanding, including 25,912,809 shares of the Company's unrestricted Common Stock and 72,736 shares of the Company's restricted Common Stock, and 39,707 shares of the Company's issued Common Stock is held in treasury by the Company.

    DIVIDEND POLICY. The Company has not paid any dividends in the last two fiscal years. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Under the Amended Credit Agreement and the First Union Amended Credit Agreement, the Company and its subsidiaries are prohibited from declaring or paying any dividend or other distribution on account of any shares, except the Company's subsidiaries may pay dividends to the extent necessary to pay the Company's obligation under the Amended Credit Agreement and expenses and taxes incurred in the ordinary course of business. The Company and its subsidiaries may also declare common stock dividends on their Common Stock.

    COMMON STOCK TRANSACTIONS. On January 7, 2000, the Company issued 1,577,287 shares of Common Stock to MS Acquisition for an aggregate purchase price of $5.0 million ($3.17 per share) pursuant to the terms of a stock purchase agreement. On March 30, 2000, MS Acquisition purchased an additional 4,000,000 shares of Common Stock for an aggregate purchase price of $10.0 million ($2.50 per share) pursuant to the terms of a stock purchase agreement. The Company used the funds as an additional source of capital for operations and additional short-term and long-term liquidity. The offering, sale and issuance of these shares was exempt from registration under the Securities Act pursuant to a private offering exemption under Section 4(2) promulgated thereunder.

    REDEEMABLE CONVERTIBLE PREFERRED STOCK TRANSACTIONS

    UNDESIGNATED PREFERRED STOCK

    As of December 31,2000, there were no shares of undesignated preferred stock outstanding. Holders of undesignated preferred stock would have priority over the holders of Common Stock with respect to dividends and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of undesignated preferred stock in one or more series and to fix the terms, limitations, relative rights and preferences and variations.

    PREFERRED STOCK

    On June 23, 2000, the Board of Directors of the Company authorized and provided for the issuance of up to 10,000 shares of 8.0% Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share, with a stated value of $1,000 per share (the "Preferred Stock"). Each share of the Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extend of funds legally available, all outstanding shares of the Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On June 23, 2000, the Company issued 5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement. On August 8, 2000, the Company issued 4,500 additional shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $4.5 million pursuant to the terms of a preferred stock purchase agreement.

    On July 27, 2000, the Company received early termination of the waiting period in connection with its Hart-Scott-Rodino Antitrust Improvement Act filing thereafter allowing the conversion of the Preferred Stock to Common Stock of the Company. On August 21, 2000, the 9,500 shares of Preferred Stock previously issued to MS Acquisition were converted into 6,234,414 shares of Common Stock. Per the terms of the preferred stock purchase agreements, each share of Preferred Stock was converted into approximately 656.25 shares of Common Stock (i.e., the Preferred Stock's stated value of $1,000 divided by the conversion price of $1.5238).

    On August 17, 2000, the Company issued a $4.75 million promissory note to MS Acquisition. On August 30, 2000, the Company issued a $5.0 million promissory note to MS Acquisition. The Registered Notes and the New Senior Credit Facility are senior to these notes. The Company used the proceeds from both promissory notes for general corporate purposes.

    SERIES B PREFERRED STOCK

    On November 1, 2000, the Company's Board of Directors authorized the issuance of up to 20,000 shares of Series B 8.0% Convertible Paid-In-Kind Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"). The Series B Preferred Stock has a stated value of $1,000 per share. The Series B Preferred Stock is of equal class with the Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements. The Series B Preferred Stock has the same characteristics (i.e., dividend terms, conversion features) as the Preferred Stock.

    On November 1, 2000, the Company issued 12,397 shares of the Series B 8.0% to MS Acquisition for an aggregate purchase price of approximately
$12.4 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $4.75 million promissory note and the $5.0 million promissory note, including all accrued and unpaid interest, plus an additional cash payment of approximately $2.5 million to the Company. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions. The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base
30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See Note 20 of the Company's Notes to Consolidated Financial Statements for additional information.

    On January 26, 2001, the Company issued 7,568 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $7.6 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $2.5 million promissory note and, including all accrued and unpaid interest, plus an additional cash payment of approximately $5.0 million to the Company. A total of $4.0 million of the cash proceeds were received in December 2000 and appeared as a component of Other Liabilities in the consolidated balance sheet as of December 31, 2000. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    SERIES C PREFERRED STOCK

    On March 26, 2001, the Company's Board of Directors authorized the issuance of up to 20,000 shares of Series C 8.0% Convertible Paid-In-Kind Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"). The Series C Preferred Stock has a stated value of $1,000 per share. The Series C Preferred Stock is of equal class with the Preferred Stock and the Series B Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements.

    Each share of the Series C Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Series C Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Series C Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extend of funds legally available, all outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On March 28, 2001, the Company issued 9,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $9.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

    On March 30, 2001, the Company issued 2,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $2.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA FOR MARKETING SPECIALISTS CORPORATION

    The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary consolidated financial data of the Company and its subsidiaries. The consolidated statement of operations data for each of the years ended December 31, 1996 and 1997, and for the period ended December 18, 1998 are derived from audited consolidated financial statements of each of Merkert and Rogers. The consolidated statement of operations data for the period from the Company's inception (March 4, 1998) through December 31, 1998 and for the year ended December 31, 1999, and the consolidated balance sheet data at December 31, 1998, 1999, and 2000, are derived from audited consolidated financial statements of the Company. The financial data presented below is qualified by reference to the consolidated financial statements included herein and in the Company's public filings with the SEC and should be read in conjunction with such financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                   ENDED                                               YEARS ENDED
                                               DECEMBER 31,       PERIOD ENDED    INCEPTION TO        DECEMBER 31,
                                            -------------------   DECEMBER 18,    DECEMBER 31,    ---------------------
                                              1996       1997         1998            1998          1999        2000
                                            --------   --------   -------------   -------------   --------   ----------
                                                                      (DOLLARS IN THOUSANDS)
MERKERT:(3)
Statement of Operations Data:
  Revenues................................  $80,661    $104,274     $ 90,254        $     --      $     --   $       --
  Operating loss(1).......................   (2,393)     (2,705)      (9,754)             --            --           --
  Loss from continuing operations.........   (5,100)     (7,527)     (14,464)             --            --           --
  Income from discontinued operations.....    3,026       4,078        3,476              --            --           --
  Net loss................................   (2,074)     (3,449)     (10,988)             --            --           --
Other Financial Data:
  EBITDA(2)...............................       54       1,779        4,352              --            --           --
ROGERS:(3)
Statement of Operations Data:
  Revenues................................  $63,311    $ 82,985     $ 79,558        $     --      $     --   $       --
  Operating income (loss)(1)..............      107       4,085      (15,949)             --            --           --
  Net income (loss).......................   (1,089)        745      (17,889)             --            --           --
Other Financial Data:
  EBITDA(2)...............................    1,753       6,601      (12,562)             --            --           --
MARKETING SPECIALISTS CORPORATION:
Statement of Operations Data:
  Revenues................................  $    --    $     --     $     --        $  5,975      $246,612   $  380,830
  Operating loss(1).......................       --          --           --          (1,239)       (8,395)    (332,534)
  Loss from continuing operations.........       --          --           --          (1,518)      (22,002)    (364,830)
  Income (loss) from discontinued
    operations............................       --          --           --              52           435         (638)
  Net loss(1).............................       --          --           --          (1,466)      (21,567)    (365,468)
Other Financial Data:
  EBITDA(2)...............................       --          --           --          (1,060)       18,399       23,495
BALANCE SHEET DATA--MARKETING SPECIALISTS
  CORPORATION (END OF PERIOD):
  Working capital (deficit)...............  $    --    $     --     $     --        $ (2,108)     $(29,908)  $  (58,737)
  Total assets............................       --          --           --         188,410       449,616      144,747
  Long-term obligations, less current
    maturities............................       --          --           --          74,673       227,831      230,523
  Redeemable convertible preferred stock,
    at stated value.......................       --          --           --              --            --       12,397
  Stockholders' equity (deficit)..........       --          --           --          72,595       118,242     (221,021)

--------------------------

(1) Includes restructuring charges of approximately $6.0 million for Merkert and $0.9 million for Rogers for the period ended December 18, 1998, and approximately $13.3 million and $2.5 million for the Company for the years ended December 31, 1999 and 2000, respectively. Includes other nonrecurring charges of approximately $19.5 million and a goodwill impairment loss of approximately $307.0 million for the year ended December 31, 2000.

(2) EBITDA represents earnings before interest, taxes, depreciation, amortization, the impairment loss and restructuring and other nonrecurring charges. The Company believes that EBITDA may be useful to investors for measuring the Company's ability to service debt, to make new investments and to meet working capital requirements. EBITDA as calculated by the Company may not be consistent with calculations of EBITDA by other companies. EBITDA should not be considered in isolation from or as a substitute for net income
    (loss), cash flows from operating activities or other statements of operations or cash flows prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(3) Represents predecessor financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere herein. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto presented elsewhere in this Annual Report on Form 10-K.

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

    On December 18, 1998, the Company consummated the Offering of 4,400,000 shares of Common Stock at an offering price of $15.00 per share. Simultaneously with the Offering, the Company purchased in separate transactions all of the issued and outstanding capital stock of Merkert and Rogers. As a result, each of Merkert and Rogers became a wholly-owned subsidiary of the Company. Prior to December 18, 1998, the Company conducted operations only in connection with the Combination and the Offering. In January 1999, the Company issued 290,000 shares of Common Stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the Offering, raising net proceeds of approximately $4.0 million.

ACQUISITION AND DIVESTITURE HISTORY

    GENERAL

    The Merger and other acquisitions noted below were accounted for using the purchase method of accounting. The intangible assets resulting from each acquisition are being amortized over their estimated useful lives.

    THE MERGER

    On August 18, 1999, the Company completed the Merger with RMSI for an aggregate discounted purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments for closing costs, $170.0 million in assumed debt and $63.4 million in Common Stock and options. Under the terms of the Merger, RMSI stockholders received 6,705,551 shares of the Company's Common Stock. The Company also granted certain RMSI stockholders and employees options to purchase 800,000 in additional shares of the Company's Common Stock at a price equal to $13.50 per share. For financial reporting purposes, the Company is presented as the acquiring entity, since the Company's stockholders own the largest portion of the Common Stock of the combined Company. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation." The operating results of RMSI have been included in the Company's operating results for all periods subsequent to the Merger.

    OTHER ACQUISITIONS AND DIVESTITURES

    In January 1999, the Company acquired Sell, a brokerage firm operating in the Midwest region of the United States. The Company completed the acquisition of Sell for an aggregate discounted purchase price of approximately
$8.5 million, which included approximately $3.1 million in cash payments, $3.8 million in new debt, and $1.6 million in assumed debt. The operating results of Sell have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In April 1999, the Company acquired UBC, a brokerage firm operating in the Midwest region of the United States. The Company acquired UBC for an aggregate discounted purchase price of approximately $6.6 million, which included approximately $0.9 million in cash payments, $3.3 million in new debt, and $2.4 million in assumed debt. The operating results of UBC have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In July 1999, the Company acquired Buckeye, a brokerage firm operating in the Cleveland, Ohio; Pittsburgh, Pennsylvania; and upstate New York markets. The Company acquired Buckeye for an aggregate discounted purchase price of approximately $5.0 million, which included approximately $0.1 million in cash payments, $3.4 million in new debt, and $1.5 million in assumed debt. The operating results of Buckeye have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In October 1999, the Company acquired Inman, a brokerage firm operating in the Midwest region of the United States. The Company completed the acquisition of Inman for an aggregate discounted purchase price of approximately
$14.0 million, which included approximately $9.8 million in cash payments, $1.0 million in new debt, and $3.2 million in assumed debt. The operating results of Inman have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In January 2000, the Company acquired Johnson-Leiber, a brokerage firm operating in the Seattle, Washington; Spokane, Washington; Portland, Oregon; Billings, Montana; and Anchorage, Alaska markets. The Company acquired Johnson-Leiber for an aggregate discounted purchase price of approximately $10.2 million, which included approximately $3.2 million in cash payments and $7.0 million in new debt and other incentives. The operating results of Johnson-Leiber have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In April 2000, the Company acquired Sales Force, a full service brokerage firm operating in the Central Region of the United States. The Company acquired Sales Force for an aggregate discounted purchase price of approximately
$18.8 million, which included approximately $6.1 million cash payments, $7.8 million in new debt, and $4.9 million in assumed debt. The operating results of Sales Force have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In July 2000, the Company signed a letter of intent to sell its Private Label business, known as Buy Sell, to Woodland Partners. On January 19, 2001, the Company completed the sale of Buy Sell to Woodland Partners. For reporting purposes, Buy Sell qualified as a segment, as it represented a separate major line of business for the Company. For purposes of calculating the loss from discontinued operations, the measurement date was November 30, 2000, and the disposal date was January 19, 2001. See Note 20 of the Company's Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

    The following defined terms are used in conjunction with the Company's discussion of operating results.

    REVENUES. Revenues are derived mainly from commissions earned from Manufacturers based on the Manufacturers' invoices to Retailers for products sold. Commissions are usually expressed as a percentage of the invoice as agreed by contract between the Manufacturer and broker. Commission rates typically range from 3% for full brokerage services to 1% for retail-only services. Revenues are presented net of allowances and deductions taken by Manufacturers.

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

    IMPAIRMENT LOSS. Impairment loss relates to the impairment of the Company's Goodwill. See Note 3 to the accompanying Consolidated Financial Statements for more information.

    NONRECURRING CHARGES. Nonrecurring charges relate to the Company's ongoing integration of business processes and the change in estimate relating to the collectibility of trade accounts receivable.

    RESTRUCTURING CHARGES. Restructuring charges relate to severance costs associated with the reduction in redundant employee positions and the closure of redundant facilities in connection with the Merger and completed acquisitions.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income (loss) from discontinued operations relates to the operations of segments of the business that the Company sold or disposed of and the associated gain or loss on disposal.

    The following table sets forth the results of operations of the Company for the periods indicated.

                                                                            YEAR ENDED           PERIOD ENDED
                                                    YEAR ENDED             DECEMBER 31,          DECEMBER 18,
                                                 DECEMBER 31, 2000             1999                 1998*
                                                -------------------      ----------------      ----------------
Revenues......................................  $ 380,830    100.0%      $246,612   100.0%     $169,812   100.0%
Selling expenses..............................    287,255     75.4        174,109    70.6       136,672    80.5
General and administrative....................     70,080     18.4         54,104    21.9        45,032    26.5
Depreciation..................................      7,533      2.0          3,834     1.6         2,322     1.4
Amortization..................................     19,572      5.1          9,670     3.9         4,554     2.7
Impairment loss...............................    306,953     80.6             --     0.0            --     0.0
Nonrecurring charges..........................     19,451      5.1             --     0.0            --     0.0
Restructuring charge..........................      2,520      0.7         13,290     5.4         6,935     4.1
                                                ---------    -----       --------   -----      --------   -----
Operating loss................................   (332,534)   (87.3)        (8,395)   (3.4)      (25,703)  (15.2)
Interest expense, net.........................    (32,647)    (8.6)       (13,854)   (5.6)       (6,797)   (4.0)
Other income (expense), net...................        351      0.1            247     0.1          (530)   (0.3)
                                                ---------    -----       --------   -----      --------   -----
Loss before income tax expense and
  discontinued operations.....................   (364,830)   (95.8)       (22,002)   (8.9)      (33,030)  (19.5)
Income tax expense (benefit)..................         --      0.0             --     0.0          (677)    0.4
                                                ---------    -----       --------   -----      --------   -----
Loss from continuing operations...............   (364,830)   (95.8)       (22,002)   (8.9)      (32,353)  (19.1)
Income (loss) from discontinued operations,
  net of tax..................................       (638)    (0.2)           435     0.2         3,476     2.1
                                                ---------    -----       --------   -----      --------   -----
Net loss......................................  $(365,468)   (96.0)%     $(21,567)   (8.7)%    $(28,877)  (17.0)%
                                                =========    =====       ========   =====      ========   =====

*   Rogers and Merkert only (See ITEM 6)

    The reader should note references to "pro forma" results for the year ended December 31, 1999, and "annualized" results for the period ended December 18, 1998 throughout the following discussion, since such information is more meaningful to a discussion of the changes between years. References to "pro forma" results only give effect to the Merger.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues increased approximately $134.2 million (or 54.4%) to approximately $380.8 million for the year ended December 31, 2000, as compared to $246.6 million for the same period in 1999. On a pro forma basis, the Company's revenues increased approximately $1.2 million (or 0.3%).

    SELLING EXPENSES. Selling expenses increased approximately $113.1 million (or 65.0%) to approximately $287.3 million for the year ended December 31, 2000, as compared to $174.1 million for the same period in 1999. On a pro forma basis, the Company's selling expenses increased approximately $17.6 million (or 6.5%) from last year. The increase is associated in part with the Company's ongoing integration and consolidation strategy. Subsequent to the Merger, the Company spent the first half of 2000 evaluating its resources, integrating all offices onto one common sales and order entry system, rolling out common administrative and sales practices, and implementing a new organization structure. As a result, the Company incurred additional travel, salary and integration costs during that period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $16.0 million (or 29.5%) to approximately $70.1 million for the year ended December 31, 2000, as compared to $54.1 million for the same period in 1999. On a pro forma basis, the Company's general and administrative expenses decreased approximately ($15.2) million. This overall decline was the result of the full-year effect of cost saving measures implemented to eliminate redundancies in leased facilities as a result of the Combination and the Merger.

    As a percentage of total revenues, selling, general and administrative expenses increased to 93.8% for 2000 from 92.5% in 1999 due to the factors discussed above. On a pro forma basis, the Company's selling, general and administrative expenses, as a percentage of total revenues, remained relatively flat.

    Earnings before interest, taxes, depreciation, amortization, the impairment loss and restructuring and nonrecurring charges increased approximately
$5.1 million to approximately $23.5 million for the year ended December 31, 2000, as compared to $18.4 million for the same period in 1999, as a result of the factors noted above. On a pro forma basis, the Company's earnings before interest, taxes, depreciation, amortization and restructuring and nonrecurring charges decreased approximately $1.2 million, as a result of the factors noted above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased approximately $13.6 million (or 100.7%) to approximately
$27.1 million for the year ended December 31, 2000, as compared to $13.5 million for the same period in 1999. This increase was the result of the full-year effect of the incremental fixed assets and intangible assets associated with the Merger and, to a smaller degree, the acquisitions of Johnson-Leiber and Sales Force, which generated goodwill that carried a shorter, 20-year estimated useful life. On a pro forma basis, the Company's depreciation and amortization expenses increased approximately $3.2 million.

    IMPAIRMENT LOSS. The results for the year ended December 31, 2000, included an impairment loss of approximately ($307.0) million related to the Company's recorded goodwill. The Company's continued operating losses, negative operating cash flows and frequent cash infusions from a related party for working capital purposes indicated that long-lived assets may be impaired. A goodwill impairment analysis performed at the end of 2000 indicated that the Company's recorded goodwill exceeded the Company's estimated future cash flows, undiscounted and excluding interest charges.

Accordingly, an impairment loss was measured using discounted cash flows compared to recorded goodwill. See "Liquidity and Capital Resources" and Note 7 to the Company's Notes to Consolidated Financial Statements for additional discussion of the impairment.

    NONRECURRING CHARGES. The results for the year ended December 31, 2000, included nonrecurring charges of approximately $19.5 million, as compared to none for the same period in 1999. During the third quarter of 2000, the Company provided additional reserves for certain trade receivables related to the continuing integration of business processes into its corporate headquarters and changed its estimate related to the collectibility of its trade receivables outstanding in excess of 120 days.

    RESTRUCTURING CHARGE. The results for the year ended December 31, 2000 included a restructuring charge of approximately $2.5 million related to severance and other termination benefits given to approximately 180 former employees. The results for the year ended December 31, 1999 included a restructuring charge of approximately $13.3 million, which consisted of approximately $8.6 million related to obligations under vacated leased facilities and $4.7 million related to severance and other termination benefits given to former employees, resulting from the Merger.

    INTEREST EXPENSE. Interest expense increased approximately $18.8 million (or 135.6%) to approximately $32.6 million for the year ended December 31, 2000, as compared to $13.9 million for the same period in 1999. On a pro forma basis, the Company's interest expense increased approximately $8.7 million. The overall increase was attributable to increased short-term borrowing and a full year of interest on the Registered Notes.

    LOSS BEFORE INCOME TAX EXPENSE AND DISCONTINUED OPERATIONS. The loss before income taxes and discontinued operations increased approximately ($342.8) million to approximately ($364.8) million for the year ended December 31, 2000, from ($22.0) million for the same period in 1999, as a result of the factors noted above.

    PROVISION FOR INCOME TAXES. The Company has not recorded any tax benefits associated with the losses for the years ended December 31, 2000 and 1999, since it is more likely than not that the Company will not realize such benefits.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The results for the year ended December 31, 2000 included a loss from discontinued operations of approximately ($0.6) million, which included approximately $1.3 million of income from Buy Sell operations through the measurement date and a ($1.9) million loss on the sale of Buy Sell. The results for the year ended December 31, 1999 included income of approximately $0.4 million from Buy Sell operations.

    NET LOSS. Net loss increased approximately ($343.9) million to approximately ($365.5) million for the year ended December 31, 2000, from ($21.6) million in the year ended December 31, 1999, as a result of the factors noted above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO PERIOD ENDED DECEMBER 18, 1998

    REVENUES. Revenues increased approximately $76.8 million (or 45.2%) to approximately $246.6 million for the year ended December 31, 1999, as compared to $169.8 million for the period ended December 18, 1998. Revenues for 1999 included approximately $79.8 million related to RMSI. The Company's revenues (without RMSI) for the year ended December 31, 1999, decreased approximately ($8.8) million to approximately $166.8 million, as compared to $175.6 million for the annualized period ended December 18, 1998. The overall decline in revenue on an annualized basis was the result of the full-year effect of Manufacturer conflicts resulting from the Combination and, to a lesser extent, the Merger. In addition, the continued consolidation of Manufacturer representation by food brokers has negatively affected the Company's results.

    SELLING EXPENSES. Selling expenses increased approximately $37.4 million (or 27.4%) to approximately $174.1 million for the year ended December 31, 1999, as compared to $136.7 million for the period ended December 18, 1998. Selling expenses for 1999 included approximately $51.6 million related to RMSI. The Company's selling expenses (without RMSI) for the year ended December 31, 1999, decreased approximately ($18.8) million to approximately $122.5 million, as compared to $141.3 million for the annualized period ended December 18, 1998. The decline in selling expenses on an annualized basis was a result of the reductions in the sales force associated with Manufacturer conflicts resulting from the Combination and, to a lesser extent, the Merger.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $9.1 million (or 20.1%) to approximately $54.1 million for the year ended December 31, 1999, as compared to $45.0 million for the period ended December 18, 1998. General and administrative expenses for 1999 included approximately $18.8 million related to RMSI. The Company's general and administrative expenses (without RMSI) for the year ended December 31, 1999, decreased approximately ($11.3) million to approximately $35.3 million, as compared to $46.6 million for the annualized period ended December 18, 1998. The overall decrease in general and administrative expenses on an annualized basis was the result of the full-year effect of cost saving measures implemented to eliminate redundancies in leased facilities resulting from the Combination.

    As a percentage of total revenues, selling, general and administrative expenses decreased to 92.5% for 1999 from 107.0% for the period ended
December 18, 1998, due to the factors discussed above. As a percentage of total revenues, the Company's selling, general and administrative expenses (without
RMSI) for the year ended December 31, 1999, decreased to 94.6% from 107.0% for the annualized period ended December 18, 1998, due to the factors noted above.

    Earnings before interest, taxes, depreciation, amortization and restructuring charges increased to approximately $18.4 million for the year ended December 31, 1999, as compared to ($11.9) million for the period ended December 18, 1998, as a result of the factors noted above. Earnings before interest, taxes, depreciation, amortization and restructuring charges (without
RMSI) increased to approximately $9.0 million for the year ended December 31, 1999, as compared to ($12.3) million for the annualized period ended
December 18, 1998, as a result of the factors noted above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased approximately $6.6 million (or 96.4%) to approximately $13.5 million for the year ended December 31, 1999, as compared to $6.9 million for the period ended December 18, 1998. Depreciation and amortization expenses for 1999 included approximately $2.9 million related to the Merger. The Company's depreciation and amortization expenses (without amounts related to the Merger) increased approximately $3.7 million to approximately $10.6 million for the year ended December 31, 1999, as compared to $6.9 million for the period ended December 18, 1998. The overall increase was the result of the full-year effect of the goodwill and other intangible assets associated with the Combination and the Merger.

    RESTRUCTURING CHARGE. The results for the year ended December 31, 1999, included a restructuring charge of approximately $13.3 million, which consisted of approximately $8.6 million related to obligations under vacated leased facilities and $4.7 million related to severance and other termination benefits given to former employees. The results for the period ended December 18, 1998, included a restructuring charge of approximately $6.9 million related to the elimination of redundant personnel and facilities costs.

    INTEREST EXPENSE. Interest expense increased approximately $7.1 million (or 103.8%) to approximately $13.9 million for the year ended December 31, 1999, as compared to $6.8 million for the period ended December 18, 1998. The Company's interest expense for 1999 included approximately $6.3 million related to RMSI. The Company's interest expense (without RMSI) for the year ended

December 31, 1999, increased approximately $0.8 million to approximately
$7.6 million, as compared to $6.8 million for the period ended December 18, 1998. The overall increase was attributable to increased short-term borrowing and interest on the Registered Notes.

    LOSS BEFORE INCOME TAX EXPENSE AND DISCONTINUED OPERATIONS. The loss before income taxes and discontinued operations decreased to approximately ($22.0) million for the year ended December 31, 1999, from ($33.0) million for the same period in 1999, as a result of the factors noted above.

    PROVISION FOR INCOME TAXES. The Company has not recorded any tax benefits associated with its operating losses, since it is more likely than not that the Company will not realize such benefits.

    INCOME FROM DISCONTINUED OPERATIONS. The results for the year ended December 31, 1999, and the period ended December 18, 1998, included income of approximately $0.4 million and $3.5 million from Buy Sell operations for these periods, respectively.

    NET LOSS. Net loss decreased to approximately ($21.6) million for the year ended December 31, 1999, from ($28.9) million for the period ended December 18, 1998, as a result of the factors noted above.

COMBINED INTEGRATION ACTIVITIES

    Since the beginning of 1999, the Company completed seven acquisitions, resulting in the coverage of new geographic markets and expanding representation of Manufacturers' product offerings within existing markets. The Company's strategic acquisition plan included the selection, acquisition and management of businesses in various brokerage markets, including the retail food, food service and private label markets.

    As part of the Merger, the Company further integrated many of its sales offices and most of its administrative operations (including accounting, treasury, payroll, human resources, and information technology). This process resulted in the integration and consolidation of 37 facilities throughout the Southeast and Mid-Atlantic regions of the country. As a result of its ongoing integration activities, the Company recorded a restructuring charge during the year ended December 31, 1999 of approximately $13.3 million. The charge consisted of approximately $8.6 million relating to non-cancelable lease obligations on vacated facilities and $4.7 million relating to severance and other personnel-related amounts. During the third quarter of 2000, the Company recorded an additional restructuring charge of approximately $2.5 million relating to severance and other termination costs. During the same quarter, the Company also provided additional reserves for certain trade receivables related to the continuing integration of business processes into its corporate headquarters and changed its estimate related to the collectibility of its trade receivables outstanding in excess of 120 days. See Note 18 of the Company's Notes to Consolidated Financial Statements for additional information.

    As set forth in the following table, the Company's unaudited pro forma EBITDA (giving effect to the Merger only) for the year ended December 31, 1999 was approximately $24.7 million compared to actual EBITDA of approximately $23.5 million and $18.4 million for the year ended December 31, 2000 and 1999, respectively.

                                                                                                PRO FORMA YEAR
                                                                            YEAR ENDED              ENDED
                                                    YEAR ENDED             DECEMBER 31,          DECEMBER 31,
                                                 DECEMBER 31, 2000             1999                  1999
                                                -------------------      ----------------      ----------------
                                                                                                 (UNAUDITED)
Revenues......................................  $ 380,830    100.0%      $246,612   100.0%     $379,596   100.0%
Selling expenses..............................    287,255     75.4        174,109    70.6       269,662    71.0
General and administrative....................     70,080     18.4         54,104    21.9        85,254    22.5
Depreciation..................................      7,533      2.0          3,834     1.6         7,412     2.0
Amortization..................................     19,572      5.1          9,670     3.9        16,512     4.3
Impairment loss...............................    306,953     80.6             --     0.0            --     0.0
Nonrecurring charges..........................     19,451      5.1             --     0.0            --     0.0
Restructuring charge..........................      2,520      0.7         13,290     5.4            --     0.0
                                                ---------    -----       --------   -----      --------   -----
Operating income (loss).......................   (332,534)   (87.3)        (8,395)   (3.4)          756     0.2
EBITDA........................................     23,495      6.2         18,399     7.5        24,680     6.5
Interest expense, net.........................    (32,647)    (8.6)       (13,854)   (5.6)      (23,944)   (6.3)
Other income (expense), net...................        351      0.1            247     0.1           127     0.0
                                                ---------    -----       --------   -----      --------   -----
Loss before income tax expense and
  discontinued operations.....................   (364,830)   (95.8)       (22,002)   (8.9)      (23,061)   (6.1)
Income tax expense (benefit)..................         --      0.0             --     0.0        (1,338)    0.4
                                                ---------    -----       --------   -----      --------   -----
Loss before discontinued operations...........   (364,830)   (95.8)       (22,002)   (8.9)      (21,723)   (5.7)
Income (loss) from discontinued operations,
  net of tax..................................       (638)    (0.2)           435     0.2           435     0.1
                                                ---------    -----       --------   -----      --------   -----
Loss before extraordinary item................   (365,468)   (96.0)       (21,567)   (8.7)      (21,288)   (5.6)
Extraordinary loss, net of tax................         --      0.0             --     0.0        (1,038)   (0.3)
                                                ---------    -----       --------   -----      --------   -----
Net loss......................................  $(365,468)   (96.0)%     $(21,567)   (8.7)%    $(22,326)   (5.9)%
                                                =========    =====       ========   =====      ========   =====

    EBITDA represents earnings before interest, taxes, depreciation, amortization, the impairment loss and restructuring and nonrecurring charges. The Company believes that EBITDA may be useful for measuring the Company's ability to service debt, to make new investments and to meet working capital requirements. EBITDA as calculated by the Company may not be consistent with calculations of EBITDA by other companies. EBITDA should not be considered in isolation from or as a substitute for net income (loss), cash flows from operating activities or other statements of operations or cash flows prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. None of the unaudited pro forma financial data, as adjusted, purports to represent what the Company's combined results of operations would have been or may be for any future period and all such information should be read only in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

    The operating environment confronting the Company raises uncertainty about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

    - The Company has incurred losses and negative operating cash flows in every fiscal period since its inception. For the year ended December 31, 2000, the Company incurred a loss from continuing operations of approximately ($364.8) million, which included a goodwill impairment loss of approximately ($307.0) million, and negative operating cash flows of approximately ($26.0) million.

    - As of December 31, 2000, the Company had negative working capital of approximately ($58.7) million, which included ($29.9) million related to the Amended Credit Agreement (as defined) and ($19.0) million related to the First Union Amended Credit Agreement (as defined). Both Agreements expire in March 2002.

    - During 2000, the Company's primary stockholder provided approximately $43.3 million of funds to the Company and participated in the First Union Amended Credit Agreement, both of which provided liquidity to meet the current obligations under the Company's various debt agreements. During the quarter ended March 31, 2001, the primary stockholder provided approximately $12.0 million of funds to the Company.

    - The share price of the Company's Common Stock has decreased from $15.50 in the first quarter of 1999 to a low of $0.19 in the fourth quarter of 2000.

    - The rating of Company's public debt, the Registered Notes, was downgraded to a CCC- in December 2000. Based on recent trading, the Registered Notes have an aggregate fair value of approximately $11.3 million.

    During the latter part of 2000, the Company implemented an aggressive initiative designed to improve efficiency and reduce costs. The Company reduced its workforces by approximately 6%, providing $11.5 million in annual savings, and consolidated 15 offices (17% of the occupied facilities). The Company also made changes to its organizational structure to focus on the key components of the business, improve financial reporting systems and controls, and develop a more effective sales and marketing strategy.

    Management believes that the successful implementation of the initiatives will enable the Company to achieve profitability. Management believes that the cost reductions, improved financial and operating controls, and a focused sales and marketing effort should provide positive results from operations and cash flows in the near term. Management also believes that the long-term benefits of the plan will stabilize the Company and improve its financial ratios.

    Achievement of projected cash flows from operations, however, will be dependent upon the Company's attainment of forecasted revenues, improved operating costs and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds on a variable rate basis, and continued compliance with loan covenants is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modifications of its existing lending arrangements, renegotiating debt payments associated with acquired companies, seeking additional contributions of equity or loans from MS Acquisition or attempting to locate additional sources of financing, all of which are beyond the Company's control and provide no certainty of success.

    CASH FLOWS ACTIVITY FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE
     YEAR ENDED DECEMBER 31, 1999

    Net cash used in operating activities was approximately ($26.0) million for 2000, as compared to ($3.7) million for the same period in 1999. The Company's net loss of approximately ($365.5) million for 2000 included approximately
$7.5 million in non-cash depreciation expense, a goodwill impairment loss of approximately $307.0 million, $22.0 million in nonrecurring charges related to trade receivables and severance and other benefits given to former employees, and a $1.9 million noncash loss related to the sale of Buy Sell. Operating cash flows for 2000 also included approximately ($23.0) million in net increases to accounts receivable and approximately ($3.1) million in net decreases related to accounts payable and accrued expenses. The Company's net loss of approximately
($21.6) million for 1999 included approximately $3.8 million in noncash depreciation expense and a $13.3 million restructuring charge related to vacated leased facilities and terminated employees. Operating cash flows for the 1999 period also included approximately ($24.8) million in decreases related to accounts payable and accrued expenses. The Company has utilized proceeds from the sale of improved properties, additional funds available as a result of the credit facility refinancings completed in the first quarter and fourth quarter of 2000, and funds provided by MS Acquisition throughout the year to cover working capital needs.

    Net cash used in investing activities was approximately ($4.8) million for 2000, as compared to approximately ($15.3) million for the same period in 1999. Investing cash flows for the 2000 period included approximately $8.6 million in cash proceeds related to the sale of the Company's Orange County, California and Phoenix, Arizona properties in February 2000 and the sale of its Mecklenberg, North Carolina property in December 2000. Investing cash flows for this period also included approximately ($12.0) million in cash payments primarily related to the purchases of Johnson-Leiber in January 2000 and Sales Force in April 2000. Investing cash flows for 1999 included approximately ($13.7) million in net cash payments primarily related to the purchases of Sell, Inc. in January 1999, United Brokerage Company in April 1999, RMSI in August 1999, and Inman in October 1999.

    Net cash provided by financing activities was approximately $33.7 million for 2000, as compared to approximately $17.8 million for 1999. Financing cash flows for 2000 included approximately $39.3 million in cash proceeds received from MS Acquisition, which involved the issuance of Common Stock, $15.0 million and convertible securities, $24.3 million throughout the year. A total of $9.5 million of the convertible securities were converted into Common Stock in the third quarter of 2000. A total of approximately $9.8 million of the convertible securities existed as convertible debt at one point during the year and was later converted into the Series B Preferred Stock in the fourth quarter of 2000. In December 2000, the Company also received $4.0 million in proceeds related to convertible securities that were issued in the first quarter of 2001. Financing cash flows for 2000 also included approximately $28.6 million in net short-term borrowings. These proceeds were offset by approximately
($5.7) million in cash payments primarily related to the refinancing of these short-term borrowings throughout the year and approximately ($29.5) million in principal payments in long-term obligations, of which approximately
($8.8) million related to the Initial Term Loan. Financing cash flows for 1999 included approximately $3.8 million in net proceeds from the issuance of Common Stock and $20.3 million in net short-term borrowings. Financing cash flows for 1999 also included approximately ($21.2) million in principal payments on long-term obligations.

    SENIOR SUBORDINATED NOTES

    In December 1997, concurrently with the sale by RMSI of $100.0 million of the Issued Notes, RMSI entered into an Exchange and Registration Rights Agreement with the initial purchaser of the Issued Notes. Under the terms of that agreement, RMSI agreed to file a registration statement regarding the exchange of the Issued Notes for new notes registered under the Securities Act of 1933, and to offer the holders of the Issued Notes an opportunity to exchange their unregistered notes for registered notes.

    On June 21, 1999, RMSI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register $100.0 million of the Registered Notes. Subsequently, RMSI completed an exchange of the Issued Notes for the Registered Notes. The Registered Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights. The Company assumed this outstanding indebtedness in connection with the Merger.

    The Registered Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Registered Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by certain guarantor wholly-owned subsidiaries of the Company as defined in the Registration Statement, which comprise substantially all the direct and indirect subsidiaries of the Company. The Company is a holding company with no assets, liabilities or operations other than its interests in its subsidiaries. Separate financial statements and other disclosures for such subsidiaries have not been presented due to management's determination that such information is not material to investors.

    Interest on the Registered Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Registered Notes is payable on December 15, 2007, the maturity date. The Company may not redeem the Registered Notes prior to December 15, 2002, except as described below. On or after such date, the Company may redeem the Registered Notes, in whole or in part, at the following redemption prices: 2002-105.063%; 2003-103.375%; 2004-101.688%; 2005 or thereafter-100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Registered Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the Merger), each holder of the Registered Notes will have the right to require the Company to make an offer to repurchase such holder's Registered Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

    The Registered Notes subject the Company to certain limitations and restrictions primarily related to obtaining additional indebtedness, payment of dividends, and sales of assets and subsidiary stock, which may require the consent of the holders of the Registered Notes.

    In December 2000, the rating of the Registered Notes was lowered to CCC-. Based on recent trading information, the fair value of the Registered Notes is approximately $11.3 million, as compared to a carrying value of $100.0 million.

    REFINANCING OF COMPANY'S EXISTING CREDIT FACILITY

    INITIAL CREDIT FACILITY

    In connection with the Offering and Combination, the Company obtained a $75.0 million Initial Credit Facility (as amended on August 18, 1999) from a bank. The Initial Credit Facility consisted of a five-year, secured, fully amortizing $50.0 million Initial Term Loan and a three-year, secured
$25.0 million Initial Revolving Credit. The balance outstanding under the Initial Credit Facility was $64.1 million as of December 31, 1999
($20.3 million under the revolver and $43.8 million under the term loan). Amounts outstanding under this facility were collateralized by substantially all of the Company's assets.

    Interest was payable on the Initial Term Loan and the Initial Revolving Credit at the base rate, as defined in the amended Initial Credit Facility. The rate on the outstanding balance of the Revolver and the Initial Term Loan was 9.16% and 10.50%, respectively, as of December 31, 1999. The Initial Credit Facility required the Company to make certain mandatory prepayments of amounts outstanding under the Initial Credit Facility with the use of certain proceeds from asset sales and debt and equity financing.

    The amended Initial Credit Facility required the Company to comply with various affirmative and negative covenants, including the following, among others:

    - the maintenance of certain financial ratios

    - restrictions on certain additional indebtedness

    - restrictions on liens, guarantees, dividends and the disposition of assets

    - obtaining the lenders' consent to acquisitions involving cash consideration in excess of a specified amount

    AMENDED TERM LOAN

    On March 30, 2000, the Company became a party to the Amended Term Loan. The Amended Term Loan consisted of a two-year, secured $35.0 million term loan. The Company paid commitment and other fees of approximately $0.9 million in connection with obtaining the Amended Term Loan. Under the Amended Term Loan, the principal amount of the term loan was reduced from $43.8 million to $35.0 million.

    The Amended Term Loan was secured by a lien on substantially all of the Company's and its subsidiaries' tangible and intangible property. In addition, the Amended Term Loan was jointly and severally guaranteed by all current and future subsidiaries of the Company. Interest was payable on the Amended Term Loan at a rate based on one of two customary interest rates plus an additional interest margin of 375 or 500 basis points, as applicable.

    The Amended Term Loan contained customary events of default, including cross-default provisions relating to the Registered Notes.

    In connection with the Amended Term Loan, the Company issued to an affiliate of First Union National Bank, N.A. detachable warrants to purchase up to 4.0% of the Company's Common Stock on a diluted basis. The exercise price of the warrants will be nominal, and the warrants will be exercisable at any time after the second anniversary of the issuance of the warrants. The proceeds of the Amended Term Loan were allocated between debt and warrants based on their respective fair market values. The estimated fair value of the warrants appears as a component of Additional Paid-In Capital in the accompanying Consolidated Balance Sheet as of December 31, 2000.

    The letter of credit outstanding under the Initial Credit Facility was replaced by a $1.1 million letter of credit issued for the account of RCPI, which is an affiliate of MS Acquisition, the Company's largest shareholder. The Company issued to RCPI a reimbursement note subordinated in right of payment to the Registered Notes in the amount of the letter of credit. The promissory note will become payable if the letter of credit is drawn.

    NEW REVOLVER

    On March 30, 2000, the Company also became a party to New Revolver. The New Revolver consisted of a two-year, senior secured $50.0 million revolving line of credit, subject to a borrowing base equal to a specified percentage of eligible receivables. The Company paid commitment and other fees of approximately
$0.6 million in connection with obtaining the New Revolver. Funds advanced under the New Revolver were used by the Company to repay a portion of outstanding amounts under the Initial Credit Facility, to partially finance the acquisition of Sales Force, to finance the Company's working capital and capital expenditure requirements in the ordinary course of business, and to pay fees and expenses relating to the closing of the New Senior Credit Facility. The New Revolver contained customary events of default, including cross-default provisions relating to the Registered Notes.

    The New Revolver was secured by a first priority security interest in cash, cash equivalents, accounts receivable and inventory of the Company and its subsidiaries and proceeds thereof but not in assets that are the proceeds of equipment, fixtures, real estate, intellectual property or the stock of subsidiaries. In addition, Inman, MSSC and Bromar were co-borrowers under the New Revolver, jointly and severally liable for all borrowings and other related obligations thereunder. Interest was payable on the New Revolver at a rate based on one of two customary interest rates plus an additional interest margin ranging from 150 to 350 basis points. The applicable margin was determined based on certain financial ratios of the Company.

    The New Senior Credit Facility required the Company to comply with various affirmative and negative covenants, including, among others:

    - the maintenance of certain financial ratios

    - restrictions on additional indebtedness

    - restrictions on liens, guarantees, dividends and the disposition of assets

    - restrictions on certain mergers, consolidations, and acquisitions

    During 2000, the Company incurred approximately $5.3 million in costs primarily related to the New Senior Credit Facility.

    FIRST UNION AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company also became party to the First Union Amended Credit Agreement. The First Union Amended Credit Agreement amends the Amended Term Loan and provides for the consent of First Union National Bank, N.A. to the Increase, the Borrowing Base Amendment, and the repayment of the $2.5 million promissory note to MS Acquisition. The First Union Amended Credit Agreement also amends the Amended Term Loan to reflect the terms of the Amended Credit Agreement. As of December 31, 2000, the discounted carrying amount under the First Union Amended Credit Agreement was approximately $33.9 million. At December 31, 2000, the Company was not in compliance with certain covenants related to this agreement. See "Amended Senior Credit Facility Amendments" below for discussion of these violations and related waivers and amendments.

    AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to the Amended Credit Agreement. The Amended Credit Agreement provides for the Increase, which is comprised of the Tranche A Note and the Tranche B Note. MS Acquisition purchased a 100% participation interest in the Tranche B Note.

    The Tranche A Note provides for the Amended Revolver, which accrues interest at a rate equal to the Base Rate (a reference rate based on the prime rate) plus 2.25%. The Amended Revolver will revolve up to the lesser of $41.0 million or the Borrowing Base, which is a function of the Company's eligible receivables and the Advance Percent determined by the Agent. As part of the Amended Credit Agreement, the Agent has decreased the Advance Percent, thereby decreasing the Borrowing Base (the "Borrowing Base Amendment"). The Company must fulfill all payment obligations under the Amended Revolver before making any interest payments on the Tranche B Note. The Tranche A Note and any accrued and unpaid interest will mature on March 30, 2002. As of December 31, 2000, the outstanding amount under the Amended Revolver was approximately $29.9 million, and approximately $0.9 million was available.

    The Tranche B Note bears interest at a rate equal to the Base Rate plus 2.25%. The Tranche B Note and any accrued and unpaid interest will mature on March 30, 2002. The fixed commitment under the Tranche B Note is not subject to the Borrowing Base. As discussed in Note 9 of the Company's Notes to Consolidated Financial Statements, MS Acquisition funded the $19.0 million balance of the Tranche B Note, subject to the terms of a master participation agreement. As of December 31, 2000, the outstanding amount under the Tranche B Note was $19.0 million. At December 31, 2000, the Company was not in compliance with certain covenants related to this agreement. See "Amended Senior Credit Facility Amendments" below for discussion of these violations and related waivers and amendments.

    AMENDED SENIOR CREDIT FACILITY AMENDMENTS

    As of March 30, 2001, the Company was in violation of certain covenants under the Amended Credit Agreement and the First Union Amended Credit Agreement (collectively referred as the "Amended Senior Credit Facility") in connection with (i) its failure to provide annual financial statements within ninety (90) days of its fiscal year end, (ii) the certifying accountant's qualification of the Company's annual financial statements on a going concern basis, and
(iii) the Company's failure to deliver certain items to the Agent by March 15, 2001 as required by the Amended Credit Agreement. On April 19, 2001, the Company entered into (a) a Waiver and Third Amendment to Credit Agreement amending the Amended Credit Agreement and (b) Second Amendment to Credit Agreement amending the First Union Amended Credit Agreement ((a) and (b) collectively defined as the "Amended Senior Credit Facility Amendments").

    Under the Amended Senior Credit Facility Amendments, the Company
(i) received a waiver for its current defaults under the Amended Senior Credit Facility and (ii) paid a fee of approximately $0.2 million as consideration in obtaining the amendments and waiver of the defaults under the Amended Credit Agreement. The Amended Senior Credit Facility Amendments provide, among other things, that (i) the Agent may increase the Advance Percent as of March 31, 2001, but before June 1, 2001, thereby increasing the Borrowing Base under the Amended Senior Credit Facility, (ii) amends the definition of "EBITDA" in the Amended Senior Credit Facility to include certain write-offs in the amortization and depreciation expense deducted in determining Net Income, and (iii) amends the baseline amounts for determining Minimum EBITDA. Under the Amended Senior Credit Facility Amendments, the Company must meet certain post-closing covenants, including, among other things, the delivery of its annual financial statements by April 27, 2001 and the delivery of certain other items by May 31, 2001.

    OTHER NOTES PAYABLE INVOLVING RELATED PARTIES

    The Company also has a mortgage note with RCPI., an affiliate of MS Acquisition, that is secured by certain land, a building and fixtures. It bears interest at 8.5% with monthly payments of approximately $34,000 (including interest) and a balloon payment of approximately $3.6 million due in 2001. The balance outstanding under this mortgage was approximately $3.6 million as of December 31, 2000.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions.

    The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base 30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See
Note 20 of the Company's Notes to Consolidated Financial Statements for additional information.

    The Company had other notes payable to former employees of various acquired entities of approximately $8.5 million as of December 31, 2000. The total estimated payments have been discounted at rates ranging from 8% to 10%. The amounts due under the acquisition agreements are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments. The fair value of these obligations approximates their carrying value.

    COMMON STOCK TRANSACTIONS

    On January 7, 2000, the Company issued 1,577,287 shares of Common Stock to MS Acquisition for an aggregate purchase price of $5.0 million ($3.17 per share) pursuant to the terms of a stock purchase agreement. On March 30, 2000, MS Acquisition purchased an additional 4,000,000 shares of Common Stock for an aggregate purchase price of $10.0 million ($2.50 per share) pursuant to the terms of a stock purchase agreement. The Company used the funds as an additional source of capital for operations and additional short-term and long-term liquidity. The offering, sale and issuance of these shares was exempt from registration under the Securities Act pursuant to a private offering exemption under Section 4(2) promulgated thereunder.

    As indicated in Note 14 of the Company's Notes to Consolidated Financial Statements, the 9,500 outstanding shares of the Preferred Stock held by MS Acquisition were converted into 6,234,414 shares of Common Stock.

    REDEEMABLE CONVERTIBLE PREFERRED STOCK TRANSACTIONS

    UNDESIGNATED PREFERRED STOCK

    As of December 31, 2000, there were no shares of undesignated preferred stock outstanding. Holders of undesignated preferred stock would have priority over the holders of Common Stock with respect to dividends and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of undesignated preferred stock in one or more series and to fix the terms, limitations, relative rights and preferences and variations.

    PREFERRED STOCK

    On June 23, 2000, the Board of Directors of the Company authorized and provided for the issuance of up to 10,000 shares of 8.0% Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share, with a stated value of $1,000 per share (the "Preferred Stock"). Each share of the Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extent of funds legally available, all outstanding shares of the Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On June 23, 2000, the Company issued 5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement. On August 8, 2000, the Company issued 4,500 additional shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $4.5 million pursuant to the terms of a preferred stock purchase agreement.

    On July 27, 2000, the Company received early termination of the waiting period in connection with its Hart-Scott-Rodino Antitrust Improvement Act filing thereafter allowing the conversion of the Preferred Stock to Common Stock of the Company. On August 21, 2000, the 9,500 shares of Preferred

Stock, previously issued to MS Acquisition, were converted into 6,234,414 shares of Common Stock. Per the terms of the preferred stock purchase agreements, each share of Preferred Stock was converted into approximately 656.25 shares of Common Stock (i.e., the Preferred Stock's stated value of $1,000 divided by the conversion price of $1.5238).

    On August 17, 2000, the Company issued a $4.75 million promissory note to MS Acquisition. On August 30, 2000, the Company issued a $5.0 million promissory note to MS Acquisition. The Registered Notes and the New Senior Credit Facility are senior to these notes. The Company used the proceeds from both promissory notes for general corporate purposes.

    On November 1, 2000, the Company's Board of Directors authorized the issuance of up to 20,000 shares of the Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1,000 per share. The Series B Preferred Stock is of equal class with the Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements. The Series B Preferred Stock has the same characteristics (i.e., dividend terms, conversion features) as the Preferred Stock.

    SERIES B PREFERRED STOCK

    On November 1, 2000, the Company issued 12,397 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $12.4 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $4.75 million promissory note and the $5.0 million promissory note, including all accrued and unpaid interest, plus an additional cash payment of approximately $2.5 million to the Company. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions. The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base
30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See Note 20 of the Company's Notes to Consolidated Financial Statements for additional information.

    On January 26, 2001, the Company issued 7,568 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $7.6 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $2.5 million promissory note, including all accrued and unpaid interest, plus an additional cash payment of approximately $5.0 million to the Company. A total of $4.0 million of the cash proceeds were received in December 2000 and appeared as a component of Other Liabilities in the consolidated balance sheet as of December 31, 2000. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    SERIES C PREFERRED STOCK

    On March 26, 2001, the Company's Board of Directors authorized the issuance of up to 20,000 shares of the Series C Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 per share. The Series C Preferred Stock is of equal class with the Preferred Stock and the Series B Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements.

    Each share of the Series C Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Series C Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Series C Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extent of funds legally available, all outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On March 28, 2001, the Company issued 9,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $9.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

    On March 30, 2001, the Company issued 2,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $2.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to its credit facility as discussed in the accompanying Notes to the Consolidated Financial Statements. The interest on the credit facility is subject to fluctuations in the market. A 1% increase in the interest rates applicable to the credit facility would result in a $0.5 million reduction of the Company's financial position, results of operations, and cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    As reported in the Company's Current Report on Form 8-K dated December 1, 2000 (the "December 2000 8-K"), following the consummation of the Merger, the Company continued its engagement of its certifying accountant, Arthur
Andersen, LLP ("Andersen"). The Company then determined that it was in its best interests to change auditors. Therefore, effective December 1, 2000, Andersen was dismissed and PricewaterhouseCoopers LLP ("PwC") replaced Andersen as the ongoing certifying accountant for the Company. This change was recommended and approved by the Company's Audit Committee-(as defined in Item 10) and Board of Directors effective as of December 1, 2000.

    The reports of Andersen for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years, subsequent interim periods preceding the date of the December 2000 8-K, or since there were no:

    (i) Disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of the disagreement or disagreements in their reports on the financial statements for such years.

    (ii) Reportable events involving Andersen that would have required disclosure under Item 304(a)(1)(v) of Regulation S-K.

    The Company requested, and Andersen furnished, a letter addressed to the SEC (as of December 1, 2000) stating that Andersen agreed with the above statements that pertain to Andersen. A copy of such letter, dated December 1, 2000, was filed as Exhibit 16.1 to the December 2000 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth information concerning the Company's directors and executive officers and the offices held by each on March 15, 2001:

NAME                                           AGE                         POSITION
----                                         --------   -----------------------------------------------
Ronald D. Pedersen.........................     61      Chairman of the Board, Director

Gerald R. Leonard..........................     54      President, Chief Executive Officer and Director

Timothy M. Byrd............................     46      Chief Financial Officer and Director

John P. Rochon.............................     49      Director

Nick G. Bouras.............................     48      Director

Michael J. Merriman(1).....................     44      Director

James A. Schlindwein(1)(2).................     72      Director

Glenn F. Gillam............................     49      Chief Operations Officer

Jay DiNucci................................     37      Vice President, Controller

Shannon Tvrdik.............................     32      Treasurer

Bruce A. Butler............................     52      President of Brand Development

------------------------

(1) Audit Committee Member

(2) Compensation Committee Member

    RONALD D. PEDERSEN has served as Chairman of the Board of Directors of the Company since the consummation of the Merger. His current term as Director expires in 2002. He formerly served as President, Chief Executive Officer and as a Director of RMSI. Mr. Pedersen has also served during 1999 as President, Chief Executive Officer of MSSC and currently serves as a director of MSSC.
Mr. Pedersen has been in the food industry for over 30 years, including three years with Anderson Clayton foods and seven years with Colgate Palmolive. He is past Chairman and current member of the Board of the Association of Sales and Marketing Companies. Mr. Pedersen is the father-in-law of Mr. DiNucci.

    GERALD R. LEONARD has been Chief Executive Officer and President of the Company since the consummation of the Combination. His current term as Director expires in 2002. Effective March 2, 2000, Mr. Leonard became President and Chief Executive Officer of MSSC. Mr. Leonard was previously Chief Executive Officer of Merkert from September 1994 until December 1998, and served as the President of Merkert from September 1994 until June 1998. From May 1992 to September 1994, Mr. Leonard served Merkert as President of the Food Enterprises, New England Division, and has been with Merkert in various executive capacities since 1983.

    TIMOTHY M. BYRD has been a Director of the Company since the consummation of the Merger. He has served as the Chief Financial Officer of the Company from September 1999 to August 2000, and from December 2000 to present. His current term as Director expires in 2001. He was previously the Chief Administrative Officer, Assistant Treasurer and a Director of RMSI. Mr. Byrd served as a Director of RMSI from 1997 until the Merger. Mr. Byrd has also served as Chief Administrative Officer of MSSC since September 1998 and as a Director of MSSC since 1996. Since 1990, Mr. Byrd has been the Chief Financial Officer of Mary Kay Holding Corporation as well as the Chief Financial Officer of Richmont Corporation. From 1980 to 1990, Mr. Byrd served in various accounting and finance positions at Mary Kay, Inc., including Chief Financial Officer, Vice President and Controller. He is also a member of the Office of the Chairman of Mary Kay Holding Corporation.

    JOHN P. ROCHON has been a Director of the Company since the consummation of the Merger. His current term as Director expires in 2003. He was previously the Chairman of the Board of Directors of RMSI and served in that capacity and as a Director from 1997 until the closing of the Merger. Mr. Rochon has served on the Board of Directors of MSSC since 1996 and is currently Chairman of the Board of Directors of Richmont Corporation, a merchant banking, investment holding and trading company, and Chief Executive Officer of Mary Kay Holding Corporation, a role he has had since 1991. Formerly, Mr. Rochon held several executive positions with Mary Kay, Inc., including Vice Chairman, Chief Financial Officer, Controller and Director of Manufacturing. Mr. Rochon currently serves as Chairman of the Board of Directors of Nu-kote Holding, Inc. and Director of Royal Appliance Mfg. Co.

    NICK G. BOURAS has been a Director of the Company since consummation of the Merger. He formerly served as Vice President, Assistant Secretary and as a Director of RMSI. His current term as Director expires in 2002. He is Vice President, Assistant Secretary and a Director of MSSC. Mr. Bouras has been President and Chief Executive Officer of Richmont Corporation since 1989. Prior to his role at RMSI, Mr. Bouras was Vice President, Investments of Mary
Kay, Inc. Mr. Bouras also spent several years as a tax accountant with Ernst & Young and Touche Ross & Company.

    MICHAEL J. MERRIMAN has served as Director of the Company since the consummation of the Merger. His current term as Director expires in 2003. He has also served as a Director of Royal Appliance Mfg. Co., the parent company of Dirt Devil, Inc., since 1993. Mr. Merriman was appointed Chief Executive Officer of Royal Appliance in July 1995 and President and Chief Operating Officer in January 1995. From May 1992 until his appointment as President, he had been Vice President--Finance, Treasurer and Secretary of Royal Appliance. RCPI owns approximately 21.6% of the common stock of Royal Appliance.

    JAMES A. SCHLINDWEIN has been a Director of the Company since the consummation of the Combination. His current term as Director expires in 2001. Prior to his retirement in September 1994, Mr. Schlindwein served as Executive Vice President and a director of Sysco Corporation, a national institutional food service distributor, where he had served since 1980. He is also a director of EMMPAK Foods, Inc., Alaska Seafood International, Agra Quest, Inc., Chilay Corporation, Thompson's Pet Pasta Products, Inc. and Egg Innovations, Inc.

    GLENN F. GILLAM recently became Chief Operating Officer for the Company. Previously, Mr. Gillam served as the President of Broker Operations and as the President of the Northern Division. He joined Merkert in 1983 and has held numerous sales and management positions. From 1994 until 1998, Mr. Gillam served as President of the Food Enterprises, New England Division, of Merkert.

    JAY DINUCCI has served as Vice President and Corporate Controller of the Company since the Merger, and held such title with RMSI from January 1996. From 1993 to 1995, Mr. DiNucci served in various financial, accounting and administrative positions at MSSC. Mr. DiNucci has been in the food industry for over eight years. Prior to joining MSSC, he worked in various financial and accounting positions with Fortune 500, international and start-up companies. Mr. DiNucci is the son-in-law of Mr. Pedersen.

    SHANNON F. TVRDIK has served as Treasurer of the Company since March 13, 2000. She served as the Controller for the Northern Division and Director of Financial Planning and Acquisitions within the Company since the Merger, and held such title with RMSI from August 1997. From 1994 to 1997, Ms. Tvrdik served in various finance positions at Richmont Corporation. She is also a member of the Office of the Chairman of Mary Kay Holding Corporation. Ms. Tvrdik has over nine years of financial experience and prior to joining Richmont Corporation, she worked in the special services consulting group of Ernst & Young LLP.

    BRUCE A. BUTLER has served as President of Brand Development since
January 2000. He formerly served as Chief Operating Officer of the Company from the consummation of the Merger until his appointment as President of Brand Development. He was formerly the Executive Vice President and a Director of RMSI. He served as a Director of RMSI from 1997 until the Merger. Mr. Butler has held several positions since 1991, including Vice President-Branch Manager, Tampa Operations and Director of Confection, and currently serves as MSSC's Executive Vice President. Mr. Butler is responsible for all operating units in MSSC and is a member of the Board of Directors of MSSC. Mr. Butler began his career with MSSC when his former employer, the Trigg Company, Inc., was acquired by MSSC in 1991. Prior to that time, Mr. Butler held management positions with the Kroger Company and Inman.

    BOARD OF DIRECTORS

    The business is managed under the direction of the Board of Directors and is fixed by resolution duly adopted from time to time by the Board of Directors. The Company's Second Amended and Restated Certificate of Incorporation provided that the Board shall be divided into two classes until a third class is elected at the annual meeting of stockholders in 2000. From and after such date, the Board shall be divided into three classes, as nearly equal as possible. The Class I directors who were elected at the annual meeting of stockholders in 1999 were elected to hold office for a term expiring at the annual meeting of stockholders held in 2001. The initial Class II directors were elected to hold office for a term expiring at the annual meeting of stockholders to be held in 2000. Under the direction of the Board, it was approved instead that all Class I, II and III directors would be elected at the annual meeting of stockholders meeting in 2000. The Company's stockholders thereupon elected three successor Class I directors, three successor Class II directors and two
Class III directors. The successor Class I directors who were elected are to serve as Class I directors until the 2001 annual meeting of stockholders and until their successors are duly elected and qualified. These individuals are Timothy M. Byrd, Ronald D. Pedersen and James A. Schlindwein. Also, the successor Class II directors who were elected are to serve as Class II directors until the 2002 annual meeting of stockholders and until their successors are duly elected and qualified. These individuals are Nick G. Bouras, Gerald R. Leonard and Edward P. Grace, III. Mr. Grace resigned subsequent to the 2000 annual meeting of the stockholders. In addition, two Class III directors were elected as Class III directors until the 2003 annual meeting of stockholders and until their successors are duly elected and qualified. These individuals are John P. Rochon and Michael J. Merriman.

    MEETINGS OF BOARD OF DIRECTORS AND COMMITTEES

    The Board of Directors has established an audit committee (the "Audit Committee") and a compensation committee (the "Compensation Committee"). The Audit Committee, currently consists of Messrs. Merriman and Schlindwein, after the resignation of Mr. Grace from the Board. The Audit Committee generally meets on a quarterly basis, but met two times in 2000. The Audit Committee recommends to the Board of Directors the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit. The Audit Committee also reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's year-end operating results and the accounting issues facing the Company, considers the adequacy of the internal accounting procedures and considers the effect of such procedures on the accountants' independence.

    The Compensation Committee, which consists of Mr. Schlindwein as its sole member, met once during 2000. The Compensation Committee reviews and recommends to the Board of Directors the compensation arrangements for all directors and officers, approves such arrangements for other senior level employees and administers and takes such other action as may be required in connection with certain compensation and incentive plans of the Company. The Compensation Committee also determines the number of options to be granted or shares of Common Stock to be issued to eligible persons under the Company's stock option plans and prescribes the terms and provisions of each grant made under the stock option plans. In addition, the Compensation Committee interprets the stock option plans and grants thereunder, and establishes, amends and revokes rules and regulations for administration of such plans.

    All Directors are reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

    COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act, and related rules of the Securities and Exchange Commission (the "SEC") require the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Related rules of the SEC also require such persons to furnish the Company with copies of all reports filed pursuant to Section 16(a). It appears that the following individuals did not timely file their reports on Form 3 during the fiscal year ended December 31, 2000: Ms. Shannon Tvrdik (March 2000) and Mr. Jay DiNucci (March 2000). It further appears that during the fiscal year ended December 31, 2000, the following individuals or, where applicable, entities did not timely file statements of changes in beneficial ownership on Form 4: MS Acquisition (5 statements), Mr. Timothy Byrd (6 statements), Mr. Nick Bouras (6 statements), Mr. John Rochon (6 statements), Mr. Gerald Leonard (1 statement), Mr. James Schlindwein (1 statement) and
Mr. Glenn Gillam (1 statement).

ITEM 11.  EXECUTIVE COMPENSATION

    The following sections of this Annual Report on Form 10-K set forth and discuss the compensation paid or awarded to the Company's Chief Executive Officer and the four most highly compensated executive officers. Since the Company paid no compensation prior to the consummation of the Offering on December 18, 1998, most of the compensation reported for 1998 for those former Merkert and Rogers employees was paid by Merkert and Rogers prior to the Combination on December 18, 1998. Certain former RMSI employees did not serve as executive officers until after the consummation of the Merger on August 18, 1999. Since the Company paid no compensation prior to such date for these individuals, 1998 compensation is not listed below and most of the compensation reported for 1999 in these sections was paid by RMSI. 2000 compensation is listed for all of the employees referenced below.

    SUMMARY COMPENSATION TABLE

    The following table shows the compensation paid to the following executive officers for the last three years. For former Merkert and Rogers employees, the 1998 results include amounts paid prior to

December 18, 1998. For former RMSI employees, the 1999 results include amounts paid prior to August 18, 1999:

                                            ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                            --------------------                ------------------------------
                                                                                   AWARDS
                                                                                 SECURITIES
                                                                                 UNDERLYING        PAYOUTS
                                                                                OPTIONS/SARS      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY($)   BONUS($)     OTHER          (#)        COMPENSATION($)
---------------------------      --------   ---------   --------   ----------   ------------   ---------------
Gerald R. Leonard(**) .........    1998     $370,820          --   $11,208(C)       40,000              --
  Chief Executive Officer          1999     $433,910          --   $ 6,958(B)       60,000         $10,267(1)
                                   2000     $446,250    $ 50,000   $12,877(A)      100,000         $ 5,250(1)

Bruce A. Butler(*) ............    1999     $343,076    $145,000        --              --         $69,805(2)
  President of Brand               2000     $350,000    $104,166        --              --         $29,214(1)
  Development

Glenn F. Gillam(**) ...........    1998     $268,333    $100,000   $10,927(C)      100,000              --
  Chief Operations Officer         1999     $304,166    $100,000   $ 3,378(C)           --         $ 5,542(1)
                                   2000     $339,634    $100,000        --         150,000         $ 5,250(1)

Darrell Delong(**) ............    1998     $250,000    $ 50,000        --           3,000              --
  Division President               1999     $294,618          --        --              --              --
                                   2000     $251,766    $ 75,000   $ 1,500(A)        3,000         $ 5,298(1)

Ronald D. Pedersen(***) .......    1999     $441,000          --        --              --         $ 4,800(1)
  Director                         2000     $441,000          --        --              --         $ 5,250(1)

------------------------

 (*) Former RMSI employee who did not serve as an executive officer until the Merger.

 (**) Former Merkert or Rogers employees who commenced employment with the Company upon the Combination.

(***) Former Chief Executive Officer and Chairman of the Board of RMSI until the
      Merger. Currently, serves as a Director of the Company.

 (A) Amount represents car allowance paid by the Company on behalf of the executive officer.

 (B) Amount represents country club dues paid by the Company on behalf of the executive officer.

 (C) Amount represents the total paid by the Company in connection with the executive officer's car allowance, excess group life insurance and other miscellaneous perquisites.

 (1) Consists of amounts contributed by the Company to the Company's 401(k) Plan in which all employees of the Company are eligible to participate.

 (2) Consists of amounts contributed by the Company to the Company's 401(k) Plan in which all employees of the Company are eligible to participate and $65,005 and $23,964 for moving and relocation expenses in each of 1999 and 2000, respectively.

    OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth the options granted in 2000 to the named executive officers:

                         NUMBER OF     PERCENT OF                               POTENTIAL REALIZABLE VALUE AT
                           SHARES     TOTAL OPTIONS   EXERCISE                   ASSUMED RATES OF SHARE PRICE
                         UNDERLYING    GRANTED TO      OR BASE                   APPRECIATION FOR OPTION TERM
                          OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION   --------------------------------
NAME                      GRANTED      FISCAL YEAR    ($/SHARE)      DATE         0%         5%         10%
----                     ----------   -------------   ---------   ----------   --------   --------   ----------
Gerald R. Leonard......   100,000          8.21%        $3.00            (1)   $ 75,000   $310,835   $  672,653
Bruce A. Butler........        --            --            --            --          --         --           --
Glenn F. Gillam........   150,000         12.32%        $3.00            (2)   $112,500   $466,253   $1,008,980
Darrell Delong.........     3,000          0.24%        $3.00     Dec. 2008    $  2,250   $  9,325   $   20,179
Ronald D. Pedersen.....        --            --            --            --          --         --           --

------------------------

(1) 40,000 options expire in 12/08 and 60,000 options expire in 8/09

(2) 25,000 options expire in 12/08, 75,000 options expire in 11/08 and 50,000 options expire in 1/10

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
     VALUES

    The following table sets forth information concerning the number and value of unexercised options to purchase shares of the Common Stock held by each of the named executive officers who held such options at December 31, 2000. None of the named persons exercised any stock options during 2000.

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                               OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                SHARES                      DECEMBER 31, 2000           DECEMBER 31, 2000(1)
                              ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                           EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------   -----------   -------------
Gerald R. Leonard...........          --         --       33,333         66,667              --             --
Glenn F. Gillam.............          --         --       49,999        100,001              --             --
Darrell DeLong..............          --         --        1,000          2,000              --             --
Bruce A. Butler.............          --         --           --             --              --             --
Ronald D. Pedersen..........          --         --           --             --              --             --

------------------------

(1) Since the exercise price of the options for these individuals (i.e. $3.00) was greater than the closing sale price of the Common Stock, as reported by Nasdaq, on December 31, 2000 ($0.25), none of the options were "in-the-money".

    See Note 16 of the Company's Notes to Consolidated Financial Statements for more information related to the Company's options.

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

    In conjunction with a previous employment and noncompetition agreement by and between the Company and Mr. Leonard (the "First Leonard Employment Agreement"), Mr. Leonard executed a promissory note in favor of the Company for $1,500,000 (the "Leonard Note"). Pursuant to the terms of the Leonard Note,
Mr. Leonard purchased 300 shares of Common Stock, which stock was pledged to the Company as security, pursuant to the terms of a stock pledge agreement between the Company and Leonard (the "Leonard Pledge Agreement"). On July 7, 1998 and January 11, 1999, the Company released 60 and 121,817 (after giving effect to the share recapitalization in connection with the Company's initial public offering) shares of Common Stock, respectively, from the pledge. On April 27, 1999, under the terms of the current employment agreement (see above for more detail on this agreement), the Leonard Note became due and payable on April 8, 2004 and certain shares of the Common Stock were released from the pledge such that shares having a fair market value of $1,500,000 (as of January 11, 1999) would remain subject to the pledge. After giving effect to the releases and share recapitalization, 98,361 shares of Common Stock were pledged pursuant to the Leonard Pledge Agreement (the "Leonard Pledged Shares"). The Company has now deemed it is in its best interests to no longer issue promissory notes and require a pledge of the Company's Common Stock as security. Rather, the Company now achieves the same economic benefits for its employees through the issuance of employee stock options to purchase shares of Common Stock at a stated exercise price.

    To make the Leonard Note, Leonard Pledge Agreement, Leonard Pledged Shares and related provisions of the First Leonard Employment Agreement consistent with the Company's current practice, Mr. Leonard surrendered any and all rights and obligations he had under the Leonard Note, Leonard Pledge Agreement, and Leonard Pledged Shares in exchange for issuance of employee stock options pursuant to which Leonard will have an option to purchase 98,361 shares of Common Stock at an aggregate exercise price of $1,500,000, or $15.25 per share all in accordance with the Exchange Agreement entered into on February 12, 2001, by and between the Company and Mr. Leonard (the "Exhchange Agreement").

    On April 2, 1996, Mr. Pedersen entered into an employment agreement with MSSC providing for a base salary, which was in the amount of $441,000. On January 8, 2001, the Company and Mr. Pedersen entered into an agreement to modify the employment agreement. According to the modification, Mr. Pedersen shall be paid an annual salary of $18,000, plus a discretionary bonus at the Company's option. His initial employment agreement will otherwise remain in effect. According to his original agreement, if the Company terminates
Mr. Pedersen's employment, Mr. Pedersen is entitled to receive his then current base salary for a period of two years after termination. Also, Mr. Pedersen is subject to noncompetition provisions for a period of two years following his termination. The Company and

Mr. Pedersen also amended his deferred compensation plan in the agreement reached on January 8, 2001. Pursuant to the agreement, the Company will commence distribution of Mr. Pedersen's deferred compensation plan that provides the payment of up to $2,750,000. Distribution of the payments commenced in January 2001 and will continue over a period of 120 consecutive months.

    On December 18, 1998, Mr. Gillam entered into an employment and noncompetition agreement with the Company providing for an initial base salary of $300,000, subject to periodic increases. The term of employment was initially for a period of three years, and was to continue from month to month thereafter unless terminated by either party. If the Company terminates employment without cause, Mr. Gillam is entitled to receive his then current salary until expiration of the initial term or the extension period. Mr. Gillam would also receive a continuation of group and health and automobile benefits during such time period. Pursuant to the agreement, Mr. Gillam is subject to noncompetition and nonsolicitation provisions for one year after the termination of his employment. In January 2001, the Company and Mr. Gillam entered into an amendment to his agreement. Under the terms of the amendment, the term of his agreement was extended three years from the date of the amendment, his county clubs dues would be reimbursed by the Company, and he received a $25,000 bonus.

    COMPENSATION COMMITTEE AND INSIDER PARTICIPATION

    In 2000, James A. Schlindwein served as the sole member of the Compensation Committee of the Company. He is an outside Independent Director and is not a current or former officer or employee of the Company or any of its affiliates.

                      STOCKHOLDER RETURN PERFORMANCE GRAPH

    The following graph compares, during the period commencing December 15, 1998 (the first day that the Common Stock was traded on Nasdaq) and ending for each of the periods December 31, 1998, December 31, 1999 and December 29, 2000, respectively, the cumulative total stockholder return on the Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the total return assuming a $100 investment in the Common Stock, the Wilshire Small Cap Index and the S&P Small Cap Distributor (Food and Health) Index. The comparisons in this graph are historical and are not intended to forecast or be indicative of possible future performance of the Common Stock.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                         MSC    WILSHIRE SMALL CAP INDEX  S&P SMALL CAP DISTRIBUTOR
Value at 12/15/98 (1)  $100.00                   $100.00                    $100.00
Value at 12/31 /98     $100.00                   $106.92                    $107.63
Value at 12/31/99       $25.00                   $147.88                     $84.28
Value at 12/29/00        $1.65                   $139.24                    $163.61

                                                        WILSHIRE
                                                        SMALL CAP   S&P SMALL CAP
                                               MSC        INDEX      DISTRIBUTOR
                                             --------   ---------   -------------
Value at 12/15/98(1).......................  $100.00     $100.00       $100.00
Value at 12/31/98..........................  $100.00     $106.92       $107.63
Value at 12/31/99..........................  $ 25.00     $147.88       $ 84.28
Value at 12/29/00..........................  $  1.65     $139.24       $163.61

------------------------

(1) The beginning measurement point is established by the market close on December 15, 1998, the first day on which the Common Stock was traded on Nasdaq.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 28, 2001, by
(i) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Common Stock, (ii) each director and named executive officers of the Company, and (iii) all directors and executive officers of the Company as a group. As of March 28, 2001, the Company had 25,986,421 shares of Common Stock outstanding, including 25,919,280 shares of unrestricted Common Stock and 67,141 shares of restricted Common Stock outstanding. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                            SHARES                       PERCENTAGE
                                                         BENEFICIALLY                    OF SHARES
NAME OF BENEFICIAL OWNER(1)                                OWNED(2)                  BENEFICIALLY OWNED
---------------------------                              ------------                ------------------
MS Acquisition Ltd.(3) ................................   37,546,533(4)                     81.9%
  17855 N. Dallas Parkway, Suite 200
  Dallas, Texas 75287
James L. Monroe .......................................   17,707,490(5)                     68.1%
  8 Cedar Street, Suite 54A
  Woburn, Massachusetts 01801
John P. Rochon(3)......................................   37,609,032(4)and(17)              82.0%
Timothy M. Byrd(3).....................................   37,571,810(4)and(18)              81.9%
Nick G. Bouras(3)......................................   37,571,810(4)and(19)              81.9%
Gerald R. Leonard......................................      259,334(6)                      1.0%
James A. Schlindwein...................................      388,283(7)                      1.5%
Glenn F. Gillam........................................       53,924(8)                        *
Michael J. Merriman....................................        4,000(9)                        *
Bruce A. Butler........................................   17,707,490(10)                    68.1%
Gary R. Guffey.........................................   17,707,490(11)                    68.1%
Jeffrey A. Watt........................................            0(12)                       *
Ronald D. Pedersen.....................................   17,707,490(13)                    68.1%
Goldman Sachs Asset Management(15) ....................            0(14)                       *
  One New York Plaza
  New York, NY 10004
Jay DiNucci............................................        6,666(15)                       *
Shannon Tvrdik.........................................        3,205(16)                       *
All directors and executive officers as a group           38,374,998                        83.3%
  (11 persons).........................................

------------------------

*   less than 1%

(1) Unless otherwise indicated, the mailing address for each stockholder and director is c/o the Company, 17855 North Dallas Parkway, Suite 200, Dallas, Texas 75287.

(2) Beneficial ownership information is determined in accordance with the rules of the SEC. In computing the number of shares of Common Stock beneficially owned by a person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of this report are deemed outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Beneficial ownership information is based on a report on Schedule 13D/A filed with the SEC, dated April 2, 2001, and the Transfer Agent's Security Owner List Report as of March 28, 2001. Because of their direct or indirect ownership interests in, or control of, MS Acquisition, each of MSSC Acquisition Corporation, RCPI, J.R. Investments Corp., John P. Rochon, Timothy M. Byrd and Nick G. Bouras may be deemed to beneficially own such shares.

(4) Beneficial ownership information is based on a report on Schedule 13D/A filed with the SEC, dated April 2, 2001 and the Transfer Agent's Security Owner List Report as of March 28, 2001. Such shares include 15,835,031 shares of the Company's Common Stock directly owned by MS Acquisition, which may be the subject of the Pre-Merger Voting Agreement, referenced below. Such shares also include 19,965 shares of Series B Preferred Stock, which are directly owned by MS Acquisition and convertible into 13,674,657 shares of Common Stock, and 9,000 shares of Series C Preferred Stock, which are directly owned by MS Acquisition and convertible into

    6,164,386 shares of Common Stock. In addition, such shares include 1,872,459 shares of Common Stock that are the subject of that certain Pre-Merger Voting Agreement, dated as of August 18, 1999 by and among MS Acquisition, Ronald D. Pedersen, Bruce A. Butler, Gary R. Guffey, Jeffrey A. Watt, JLM Management Company, LLC and Monroe & Company, LLC (the "Pre-Merger Voting Agreement"). Each of MS Acquisition, MSSC Acquisition Corporation, RCPI, J.R. Investments Corp., John P. Rochon, Nick G. Bouras and Timothy M. Byrd disclaims beneficial ownership of these shares.

(5) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001. Such shares include (i) 10,000 shares of Common Stock that are held by JLM Management Company, LLC, of which Mr. Monroe is a sole manager, and (ii) 17,697,490 shares of Common Stock which may be the subject of the Pre-Merger Voting Agreement.
    Mr. Monroe disclaims beneficial ownership of such 17,697,490 shares of Common Stock. See footnote (4).

(6) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001 and the optionee statements. Such shares include (i) 4,275 shares of Common Stock held by Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to
    Mr. Leonard, (ii) 176,966 shares of Common Stock directly owned by
    Mr. Leonard, (iii) 44,760 shares of restricted Common Stock, directly owned by Mr. Leonard, which shares are convertible into shares of Common Stock in certain circumstances, and (iv) options to purchase 33,333 shares of the Company's Common Stock exercisable within 60 days of March 28, 2001. Such shares do not include an aggregate of 55,044 shares held by The Corrie E. Leonard Irrevocable Trust and The Kevin M. Leonard Irrevocable Trust, for which Mr. Leonard serves as a trustee. Mr. Leonard disclaims beneficial ownership of the shares of Common Stock held by such trusts.

(7) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001 and the optionee statements. Such shares include 291,283 shares held by the Merkert Enterprises, Inc. Employee Stock Ownership Trust, of which Mr. Schlindwein is the trustee.
    Mr. Schlindwein disclaims beneficial ownership of these shares. Such shares also include (i) options to purchase 12,500 shares of the Company's Common Stock exercisable within 60 days of March 28, 2001, (ii) 57,500 shares of Common Stock directly owned by Mr. Schlindwein, (iii) 22,000 shares held in JSS Management Company, for which Mr. Schlindwein serves as a trustee, and
    (iv) 5,000 shares of Common Stock owned by Suzanne Schlindwein,
    Mr. Schlindwein's spouse, and for which Mr. Schlindwein disclaims beneficial ownership.

(8) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001 and on the optionee statements. Such shares include (i) 3,925 shares held by the Merkert Enterprises, Inc. Employee Stock Ownership Trust and allocable to Mr. Gillam, and
    (ii) options to purchase 49,999 shares of the Company's Common Stock exercisable within 60 days of March 28, 2001.

(9) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001 and the optionee statements. Such shares include options to purchase 4,000 shares of the Company's Common Stock exercisable within 60 days of March 28, 2001.

(10) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001. Such shares include (i) 301,721 shares of Common Stock that Mr. Butler directly owns, (ii) and 17,405,769 shares of Common Stock that may be the subject of the Pre-Merger Voting Agreement. Mr. Butler disclaims beneficial ownership of such 17,405,769 shares of Common Stock. See footnote (4).

(11) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001. Such shares include (i) 301,721 shares of Common Stock that Mr. Guffey directly owns, (ii) and 17,405,769 shares of Common Stock that may be the subject of the

    Pre-Merger Voting Agreement. Mr. Guffey disclaims beneficial ownership of such 17,405,769 shares of Common Stock. See footnote (4).

(12) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001.

(13) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001. Such shares include (i) 959,017 shares of Common Stock that Mr. Pedersen directly owns, (ii) 300,000 shares of Common Stock held by R.D. Pedersen Ltd., and (iii) 16,448,473 shares of Common Stock that may be the subject of the Pre-Merger Voting Agreement. Mr. Pedersen disclaims beneficial ownership of such 16,448,473 shares of Common Stock. See footnote (4).

(14) Beneficial ownership information is based on the Schedule 13G/A filed by Goldman Sachs Asset Management, a separate operating division of Goldman, Sachs & Co., on February 13, 2001.

(15) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001 and the optionee statements. Such shares include options to purchase 6,666 shares of the Company's Common Stock exercisable by Mr. DiNucci within 60 days of March 28, 2001.

(16) Beneficial ownership information is based on the Transfer Agent's Security Owner List Report as of March 28, 2001 and the optionee statements. Such shares include options to purchase 3,205 shares of the Company's Common Stock exercisable by Ms. Tvrdik within 60 days of March 28, 2001.

(17) According to the optionee statements, such shares also include options to purchase 62,499 shares of the Company's Common Stock exercisable by Mr. Rochon within 60 days of March 28, 2001.

(18) According to the optionee statements, such shares also include options to purchase 25,277 shares of the Company's Common Stock exercisable by Mr. Byrd within 60 days of March 28, 2001.

(19) According to the optionee statements, such shares also include options to purchase 25,277 shares of the Company's Common Stock exercisable by Mr. Bouras within 60 days of March 28, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    MONROE SETTLEMENT AGREEMENT

    As reported in the Company's Current Report on Form 8-K dated July 6, 2000 and in the Company's Quarterly Report on Form 10-Q for the period ended
June 30, 2000, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Monroe & Company, LLC ("Monroe LLC") on June 13, 2000. Monroe LLC filed an action entitled MONROE & COMPANY, LLC V. MARKETING SPECIALISTS CORPORATION, Civil Action No. 99-4745, in Middlesex Superior Court, Commonwealth of Massachusetts, asserting, among other things, that it was due advisory fees arising out of letter agreements. The terms of the Settlement Agreement remain confidential.

    LEONARD STOCK NOTE

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

    In conjunction with the First Leonard Employment Agreement, Mr. Leonard executed the Leonard Note. Pursuant to the terms of the Leonard Note, Mr. Leonard purchased 300 shares of Common Stock, which stock was pledged to the Company as security, pursuant to the terms of the Leonard Pledge Agreement. On July 7, 1998 and January 11, 1999, the Company released 60 and 121,817 (after giving effect to the share recapitalization in connection with the Company's initial public offering) shares of Common Stock, respectively, from the pledge. On April 27, 1999, under the terms of the current employment agreement (see above for more detail on this agreement), the Leonard Note became due and payable on April 8, 2004 and certain shares of the Common Stock were released from the pledge such that shares having a fair market value of $1,500,000 (as of January 11, 1999) would remain subject to the pledge. After giving effect to the releases and share recapitalization, the Leonard Pledged Shares were pledged pursuant to the Leonard Pledge Agreement. The Company has now deemed it is in its best interests that it should no longer issue promissory notes requiring a pledge of the Company's Common Stock as security. Rather, the Company now achieves the same economic benefits for its employees through the issuance of employee stock options to purchase shares of Common Stock at a stated exercise price.

    To make the Leonard Note, Leonard Pledge Agreement, Leonard Pledged Shares and related provisions of the First Leonard Employment Agreement consistent with the Company's current practice, Mr Leonard surrendered any and all rights and obligations he had under the Leonard Note, Leonard Pledge Agreement, and Leonard Pledged Shares in exchange for issuance of employee stock options pursuant to which Leonard will have an option to purchase 98,361 shares of Common Stock at an aggregate exercise price of $1,500,000, or $15.25 per share all in accordance with the Exchange Agreement.

    PROPERTY SALES

    On February 17, 2000, the Company sold certain improved real properties containing general office and warehouse space situated in Arizona and California to RCPI Office Properties, LLC, a company affiliated with MS Acquisition, the principal stockholder of the Company, for approximately $7.3 million before related costs. In May 2000, RCPI Office Properties LLC sold the Arizona and California properties to unrelated third parties.

    PARTICIPATION IN AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to an amendment to the Amended Credit Agreement. The Amended Credit Agreement provides for an increase in the maximum amount available under the New Revolver from $50.0 million to a maximum commitment of $60.0 million, which is comprised of a $41.0 million Tranche A Note and a subordinated $19.0 million Tranche B Note. MS Acquisition, the Company's principal stockholder, purchased a 100% participation interest in the Tranche B Note. The Company must fulfill all payment obligations under the Amended Revolver before making any interest payments on the Tranche B Note. The Tranche B Note bears interest at a rate equal to the Base Rate plus 2.25%. The Tranche B Note and any accrued and unpaid interest will mature on March 30, 2002. The fixed commitment under the Tranche B Note is not subject to the Borrowing Base.

    OTHER NOTES PAYABLE INVOLVING RELATED PARTIES

    The Company has a mortgage note with RCPI, an affiliate of MS Acquisition, that is secured by certain land, a building and fixtures. It bears interest at 8.5% with monthly payments of approximately $34,000 (including interest) and a balloon payment of approximately $3.6 million due in 2001. The balance outstanding under this mortgage was approximately $3.6 million as of December 31, 2000.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions. The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base
30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See Note 20 of the Notes to Consolidated Financial Statements for additional information.

    The Company had other notes payable to former employees of various acquired entities of approximately $8.5 million as of December 31, 2000. The total estimated payments have been discounted at rates ranging from 8% to 10%. The amounts due under the acquisition agreements are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments.

    COMMON STOCK TRANSACTIONS

    On January 7, 2000, the Company issued 1,577,287 shares of Common Stock to MS Acquisition for an aggregate purchase price of $5.0 million ($3.17 per share) pursuant to the terms of a stock purchase agreement. On March 30, 2000, MS Acquisition purchased an additional 4,000,000 shares of Common Stock for an aggregate purchase price of $10.0 million ($2.50 per share) pursuant to the terms of a stock purchase agreement. The Company used the funds as an additional source of capital for operations and additional short-term and long-term liquidity. The offering, sale and issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to a private offering exemption under Section 4(2) promulgated thereunder.

    As indicated in Note 14, the 9,500 outstanding shares of the Preferred Stock held by MS Acquisition were converted into 6,234,414 shares of Common Stock.

    REDEEMABLE CONVERTIBLE PREFERRED STOCK TRANSACTIONS

    UNDESIGNATED PREFERRED STOCK

    As of December 31, 2000, there were no shares of undesignated preferred stock outstanding. Holders of undesignated preferred stock would have priority over the holders of Common Stock with respect to dividends and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of undesignated preferred stock in one or more series and to fix the terms, limitations, relative rights and preferences and variations.

    PREFERRED STOCK

    On June 23, 2000, the Board of Directors of the Company authorized and provided for the issuance of up to 10,000 shares of the Preferred Stock. Each share of the Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extent of funds legally available, all outstanding shares of the Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On June 23, 2000, the Company issued 5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement. On August 8, 2000, the Company issued 4,500 additional shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $4.5 million pursuant to the terms of a preferred stock purchase agreement.

    On July 27, 2000, the Company received early termination of the waiting period in connection with its Hart-Scott-Rodino Antitrust Improvement Act filing thereafter allowing the conversion of the Preferred Stock to Common Stock of the Company. On August 21, 2000, the 9,500 shares of Preferred Stock, previously issued to MS Acquisition, were converted into 6,234,414 shares of Common Stock. Per the terms of the preferred stock purchase agreements, each share of Preferred Stock was converted into approximately 656.25 shares of Common Stock (i.e., the Preferred Stock's stated value of $1,000 divided by the conversion price of $1.5238).

    On August 17, 2000, the Company issued a $4.75 million promissory note to MS Acquisition. On August 30, 2000, the Company issued a $5.0 million promissory note to MS Acquisition. The Registered Notes and the New Senior Credit Facility are senior to these notes. The Company used the proceeds from both promissory notes for general corporate purposes.

    SERIES B PREFERRED STOCK

    On November 1, 2000, the Company's Board of Directors authorized the issuance of up to 20,000 shares of the Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1,000 per share. The Series B Preferred Stock is of equal class with the Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements. The Series B Preferred Stock has the same characteristics (i.e., dividend terms, conversion features) as the Preferred Stock.

    On November 1, 2000, the Company issued 12,397 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $12.4 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $4.75 million promissory note and the $5.0 million promissory note, including all accrued and unpaid interest, plus an additional cash payment of approximately $2.5 million to the Company. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions. The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base
30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See Note 20 of the Notes to Consolidated Financial Statements for additional information.

    On January 26, 2001, the Company issued 7,568 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $7.6 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $2.5 million promissory note, including all accrued and unpaid interest, plus an additional cash payment of approximately $5.0 million to the Company. A total of $4.0 million of the cash proceeds were received in December 2000 and appeared as a component of Other Liabilities in the consolidated balance sheet as of December 31, 2000. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    SERIES C PREFERRED STOCK

    On March 26, 2001, the Company's Board of Directors authorized the issuance of up to 20,000 shares of the Series C Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 per share. The Series C Preferred Stock is of equal class with the Preferred Stock and the Series B Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements.

    Each share of the Series C Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Series C Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Series C Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extent of funds legally available, all outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On March 28, 2001, the Company issued 9,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $9.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

    On March 30, 2001, the Company issued 2,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $2.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

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

(b) Reports on Form 8-K.

    1. Current report on Form 8-K dated November 22, 2000, reporting third quarter financials and the completion of negotiations to amend certain provisions of the Company's senior credit facility.

    2. Current report on Form 8-K dated December 1, 2000, reporting a change in the Company's certifying accountant from Arthur Andersen, L.L.P. to PricewaterhouseCoopers L.L.P.

    3. Current report on Form 8-K dated February 7, 2001, reporting the expansion of the Company's services to include a new Retail Drug Division.

    4. Current report on Form 8-K dated March 2, 2001 reporting that the Company is adding a new In-Source Specialists Division, which will serve as an arm of its existing Retail Division.

    5. Current report on Form 8-K dated March 13, 2001, reporting that effective the opening of business on March 14, 2001, the Company's stock will no longer be listed on the Nasdaq SmallCap Market, but will be eligible for trading on the OTC Bulletin Board instead.

                               INDEX TO EXHIBITS

    The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K:

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        2.1             Amendment No. 1, dated July 8, 1999, to the Agreement and
                        Plan of Merger, dated as of April 28, 1999, between Merkert
                        American Corporation and Richmont Marketing Specialists
                        Inc., attached as Annex A to Merkert American Corporation's
                        Proxy Statement dated July 12, 1999 and incorporated herein by reference.

        2.2             Agreement and Plan of Merger, dated as of April 28, 1999,
                        between Merkert American Corporation and Richmont Marketing
                        Specialists Inc., incorporated by reference to Exhibit 2.1 to Merkert American Corporation's Current Report on Form 8-K
                        dated April 30, 1999.

        3.1             Second Amended and Restated Certificate of Incorporation of
                        Merkert American Corporation, incorporated by reference to
                        Exhibit 3.1 to Merkert American Corporation's Amendment
                        No. 7 to Registration Statement on Form S-1 filed December
                        15, 1998 (No. 333-53419).

        3.2             Certificate of Amendment to the Second Amended and Restated
                        Certificate of Incorporation of Merkert American
                        Corporation, dated August 18, 1999, incorporated by
                        reference to Exhibit 4.2 of the Company's Current Report on
                        Form 8-K dated September 2, 1999.

        3.3             Amended and Restated By-laws of Merkert American
                        Corporation, incorporated by reference to Exhibit 3.2 of the
                        Company's Annual Report on Form 10-K dated March 31, 1999.

        4.1             Indenture, dated as of December 19, 1997, among Richmont
                        Marketing Specialists Inc. and Texas Commerce Bank National
                        Association, as Trustee, incorporated by reference to
                        Exhibit 4.1 of Richmont Marketing Specialists Inc.
                        Registration Statement on Form S-4 dated June 16, 1999.

        4.2             First Supplemental Indenture, dated as of August 18, 1999, among the Company, Merkert American Co., Inc., United
                        Brokerage Company, Buckeye Sales & Marketing, Inc.,
                        Marketing Specialists Sales Company, Bromar, Inc., Brokerage
                        Services, Inc., Atlas Marketing Company, Inc., Meatmaster
                        Brokerage, Inc., and Chase Bank of Texas, National
                        Association, incorporated by reference to Exhibit 4.3 to the
                        Quarterly Report on Form 10-Q dated September 30, 1999.

        4.3             Second Supplemental Indenture, dated as of October 13, 1999, among the Company, its subsidiaries and Chase Bank of Texas,
                        National Association, incorporated by reference to Exhibit
                        4.3 to the Company's Annual Report on Form 10-K filed April
                        15, 2000.

        4.4             Third Supplemental Indenture, dated as of March 30, 2000,
                        among the Company, certain Guarantor Subsidiaries and Chase
                        Bank of Texas, National Association, incorporated by
                        reference to Exhibit 4.4 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

        4.5             Certificate of Merger, dated August 18, 1999, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 2, 1999.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        4.6             Specimen Certificate for shares of Common Stock of the
                        Company, incorporated by reference to Exhibit 4.1 to the
                        Company's Amendment No. 6 to Registration Statement on Form
                        S-1 dated November 19, 1998 (No. 333-53419).

       10.1             Warrant Agreement, dated as of March 30, 2000, among the
                        Company and First Union Investors, Inc., incorporated by
                        reference to Exhibit 10.3 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.2             Registration Rights Agreement, dated as of March 30, 2000, by and between the Company and First Union Investors, Inc., incorporated by reference to Exhibit 10.4 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.3 Stockholders Agreement, dated as of March 30, 2000, by and among the Company, First Union Investors, Inc., MS
                        Acquisition Limited and Richmont Capital Partners I, L.P., incorporated by reference to Exhibit 10.5 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.4 Credit Agreement, dated March 30, 2000, among the Company and certain of its subsidiaries, as Borrowers, Chase
                        Manhattan Bank, as agent, and the banks named therein, incorporated by reference to Exhibit 10.6 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.5             Second Amended and Restated Credit Agreement, dated March
                        30, 2000, among First Union National Bank, for itself and as agent, the other Lenders described therein and the Company and the Guarantors described therein, incorporated by
                        reference to Exhibit 10.7 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.6             Second Amended and Restated Security Agreement, dated March
                        30, 2000, by and among the Company and its subsidiaries, in favor of First Union National Bank, as agent, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed April 15, 2000.

       10.7             Second Amended and Restated Pledge Agreement, dated March
                        30, 2000, by and among the Company and its subsidiaries, in favor of First Union National Bank, as agent, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed April 15, 2000.

       10.8             Second Amended and Restated Guaranty Agreement, dated March
                        30, 2000, by and among Marketing Specialists Sales Company,
                        Bromar, Inc., and Paul Inman Associates, Inc., in favor of
                        First Union National Bank, incorporated by reference to
                        Exhibit 10.10 to the Company's Annual Report on Form 10-K
                        filed April 15, 2000.

       10.9             First Amendment to Credit Agreement, dated April 13, 2000, among the Company, Marketing Specialists Sales Company, Paul
                        Inman Associates, Inc., Bromar, Inc. and The Chase Manhattan
                        Bank, incorporated by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.10            Joinder Agreement, dated April 14, 2000, by The Sales Force
                        Companies, Inc., the Company, Marketing Specialists Sales
                        Company, Paul Inman Associates, Inc., Bromar, Inc. and The
                        Chase Manhattan Bank, incorporated by reference to Exhibit
                        10.3 to the Company's Quarterly Report on Form 10-Q filed
                        August 14, 2000.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       10.11            Intercreditor Agreement, dated March 30, 2000, between and among the Company, Paul Inman Associates, Inc., Marketing
                        Specialists Sales Company, and Bromar, Inc., as Debtors, and
                        The Chase Manhattan Bank and First Union National Bank, as
                        Agents, incorporated by reference to Exhibit 10.4 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.12            Guaranty Agreement, dated March 30, 2000, of Richmont
                        Capital Partners I, L.P., incorporated by reference to
                        Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

       10.13            Security Agreement, dated March 30, 2000, by and among the
                        Company, Marketing Specialists Sales Company, Paul Inman
                        Associates, Inc., and Bromar, Inc., and The Chase Manhattan
                        Bank, incorporated by reference to Exhibit 10.6 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.14            Promissory Note, dated March 30, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales Company,
                        and Bromar, Inc. issued to The Chase Manhattan Bank,
                        incorporated by reference to Exhibit 10.7 to the Company's
                        Quarterly Report on Form 10-Q filed August 14, 2000.

       10.15            Promissory Note, dated April 14, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales Company,
                        Bromar, Inc., and The Sales Force Companies, Inc. issued to
                        The Chase Manhattan Bank, incorporated by reference to
                        Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

       10.16            Promissory Note, dated March 30, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales Company,
                        and Bromar, Inc. issued to Credit Suisse/First Boston,
                        incorporated by reference to Exhibit 10.9 to the Company's
                        Quarterly Report on Form 10-Q filed August 14, 2000.

       10.17            Promissory Note, dated April 14, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales Company,
                        Bromar, Inc., and The Sales Force Companies, Inc. issued to
                        Credit Suisse/First Boston, incorporated by reference to
                        Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

       10.18            Promissory Note, dated March 30, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales Company,
                        and Bromar, Inc. issued to Fleet Capital Bank, incorporated by reference to Exhibit 10.11 to the Company's Quarterly
                        Report on Form 10-Q filed August 14, 2000.

       10.19            Promissory Note, dated April 14, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales Company,
                        Bromar, Inc., and The Sales Force Companies, Inc. issued to
                        Fleet Capital Bank, incorporated by reference to Exhibit
                        10.12 to the Company's Quarterly Report on Form 10-Q filed
                        August 14, 2000.

       10.20            Second Amended and Restated Term Note, as amended and
                        restated March 30, 2000, of the Company issued to First
                        Union National Bank, incorporated by reference to
                        Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

       10.21            Promissory Note, dated August 17, 2000, of the Company
                        issued to Richmont Capital Partners I, L.P. in the principal amount of $4,750,000, incorporated by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                        filed November 21, 2000.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       10.22            Promissory Note, dated August 30, 2000, of the Company
                        issued to Richmont Capital Partners I, L.P. in the principal amount of $4,999,999, incorporated by reference to
                        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                        filed November 21, 2000.

       10.23            Deposit Security Agreement, dated as of October 5, 2000, by and between MS Acquisition Limited, a Delaware limited
                        partnership, and The Chase Manhattan Bank, as agent for the
                        Banks (as defined therein) in connection with the pledge by
                        MS Acquisition Limited of cash and cash equivalents to
                        increase the Company's borrowing availability, incorporated by reference to Exhibit 10.3 to the Company's Quarterly
                        Report on Form 10-Q filed November 21, 2000.

       10.24            Promissory Note, dated November 8, 2000, of the Company
                        issued to Richmont Capital Partners I, L.P. in the principal amount of $2,500,000, incorporated by reference to
                        Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                        filed November 21, 2000.

       10.25            First Amendment to Credit Agreement, dated November 17,
                        2000, by and among the Company, certain lenders described
                        therein, and First Union National Bank, as Agent and as sole
                        Lender, incorporated by reference to Exhibit 10.6 to the
                        Company's Quarterly Report on Form 10-Q filed November 21,
                        2000.

       10.26            Amended and Restated Intercreditor Agreement, dated November
                        17, 2000, between and among the Company, certain of its
                        subsidiaries, The Chase Manhattan Bank, as agent for the
                        Revolver Lenders (as defined therein), First Union National
                        Bank, as agent for the Term Lenders (as defined therein), MS
                        Acquisition Limited, and Richmont Capital Partners I, L.P.,
                        incorporated by reference to Exhibit 10.7 to the Company's
                        Quarterly Report on Form 10-Q filed November 21, 2000.

       10.27            Second Amendment to Credit Agreement dated November 17,
                        2000, among the Company, Marketing Specialists Sales
                        Company, Paul Inman Associates, Inc., and The Sales Force
                        Companies, Inc., certain banks or other lending institutions named therein, and The Chase Manhattan Bank, individually as a bank and as agent for itself and the other banks or
                        lending institutions named therein, incorporated by
                        reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 21, 2000.

       10.28            Master Participation Agreement, dated November 17, 2000, by and among MS Acquisition Limited and various banks or other lending institutions named therein, incorporated by
                        reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed November 21, 2000.

       10.29            Common Stock Purchase Agreement, dated as of January 7,
                        2000, by and between the Company and MS Acquisition Limited, incorporated by reference to Exhibit 10.1 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.30            Common Stock Purchase Agreement, dated as of March 30, 2000, by and between the Company and MS Acquisition Limited,
                        incorporated by reference to Exhibit 10.2 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.31            Stock Purchase Agreement, dated March 2, 2000, by and among
                        Marketing Specialists Sales Company, as Buyer, The Sales
                        Force Companies, Inc., as the Seller, and the Stockholders
                        of the Company, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed April 15,
                        2000.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       10.32            Asset Purchase Agreement, dated as of November 18, 1999, by and among Marketing Specialists Sales Company and
                        Johnson-Lieber, Inc., as amended by that certain First
                        Amendment to Asset Purchase Agreement dated as of January
                        27, 2000, incorporated by reference to Exhibit 10.16 to the
                        Company's Annual Report on Form 10-K filed April 15, 2000.

       10.33            Stock Purchase Agreement, dated July 7, 1999, by and among
                        Merkert American Corporation, as Buyer, Buckeye Sales &
                        Marketing, Inc., d/b/a The Sell Group-Cleveland, as the
                        Company, JF & JF Limited Partnership, as the Stockholder of
                        the Company, and the Primary Parties, incorporated by
                        reference to Exhibit 10.17 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.34            Stock Purchase Agreement, dated as of May 14, 1999, by and among Richmont Marketing Specialists Inc., Paul Inman
                        Associates, Inc. and the Shareholders of Paul Inman
                        Associates, Inc., as amended by that certain First Amendment to Stock Purchase Agreement dated as of August 13, 1999 and that certain Second Amendment to Stock Purchase Agreement
                        dated as of August 18, 1999, incorporated by reference to
                        Exhibit 10.18 to the Company's Annual Report on Form 10-K
                        filed April 15, 2000.

       10.35            Stock Purchase Agreement, dated April 26, 1999, by and among
                        Merkert American Corporation, as Buyer, United Brokerage
                        Company d/b/a The Sell Group-Grand Rapids, Toledo, Detroit,
                        Indianapolis and Fort Wayne, as the Company, and the
                        Stockholders of the Company, incorporated by reference to
                        Exhibit 10.19 to the Company's Annual Report on Form 10-K
                        filed April 15, 2000.

       10.36            Stock Purchase Agreement, dated January 20, 1999, among
                        Merkert American Corporation, Sell, Inc. and the stockholders of Sell, Inc., incorporated by reference to
                        Exhibit 10.36 to the Company's Annual Report on Form 10-K dated March 31, 1999.

       10.37            Stock Purchase Agreement, closing date April 14, 2000, by
                        and among Marketing Specialists Sales Company, as Buyer, The
                        Sales Force Companies, Inc., as the Seller, and the
                        Stockholders of the Company, incorporated by reference to
                        Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

       10.38            Management Agreement, dated as of June 30, 2000, by and
                        among Marketing Specialists Sales Company, Mancini &
                        Groesbeck, Inc., Mancini & Groesbeck, Inc. Montana, Tad
                        Mancini and Chris Mancini, incorporated by reference to
                        Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

       10.39            Preferred Stock Purchase Agreement, dated June 23, 2000, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 5,000 shares of convertible paid-in-kind preferred stock, incorporated by
                        reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed August 14, 2000.

       10.40            Preferred Stock Purchase Agreement, dated August 8, 2000, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 4,500 shares of convertible paid-in-kind preferred stock, incorporated by
                        reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed August 14, 2000.

       10.41            Preferred Stock Purchase Agreement, dated November 1, 2000, by and between the Company and MS Acquisition Limited in
                        connection with the issuance by the Company of 12,397 shares of Series B Convertible Paid-In-Kind Preferred Stock,
                        incorporated by reference to Exhibit 10.4 to the Company's
                        Quarterly Report on Form 10-Q filed November 21, 2000.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       10.42            Registration Rights Agreement, dated as of August 18, 1999, by and among Merkert American Corporation, Gerald R.
                        Leonard, Monroe & Company, LLC, JLM Management, LLC, Robert
                        Doehler, Joseph T. Casey, Edward P. Grace, III, James
                        Philopkosky, Sandra Monroe, Sean P. Spaulding and Jo-Anne
                        Collins incorporated by reference to Exhibit 10.8 to the
                        Quarterly Report on Form 10-Q dated November 15, 1999.

       10.43            Post-Merger Voting Agreement, dated as of August 18, 1999, by and among MS Acquisition Limited, Ronald D. Pedersen,
                        Bruce A. Butler, Gary R. Guffey, Jeffery A. Watt, Monroe &
                        Company, LLC and JLM Management Company, LLC incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form
                        10-Q dated November 15, 1999.

       10.44 Advisory Agreement, dated as of August 18, 1999, by and among the Company, Monroe & Company, LLC and Richmont
                        Capital Partners I, L.P. incorporated by reference to
                        Exhibit 10.10 to the Quarterly Report on Form 10-Q dated
                        November 15, 1999.

       10.45* Asset Purchase and Sale Agreement for the acquisition of substantially all of the assets of the Dorann Foods, Merco
                        Packaging, Merco Price Marking, and Merkert Laboratories
                        Divisions of the Company and Marketing Specialists Sales
                        Company by Woodland Partners, LLC, dated as of January 19,
                        2001. (filed herewith)

       10.46*           Memorandum of Agreement by and among the Company, William F.
                        Lee on behalf of the former stockholders of The Sales Force
                        Companies, Inc. ("Sales Force") other than the Employee
                        Stock Ownership Trust established by Sales Force ("ESOT")
                        and the ESOT dated December 28, 2000. (filed herewith)

       10.47*           Preferred Stock Purchase Agreement, dated January 26, 2001, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 7,568 shares of convertible paid-in-kind preferred stock. (filed herewith)

       10.48*           Preferred Stock Purchase Agreement, dated March 28, 2001, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 9,000 shares of convertible paid-in-kind preferred stock. (filed herewith)

       10.49*           Exchange Agreement, dated as of February 12, 2001, by and
                        between the Company and Gerald R. Leonard. (filed herewith)

       10.50            Contract of Sale of Improved Property, dated February 17,
                        2000, by and between Bromar, Inc. and RCPI Office
                        Properties, LLC ("Arizona Property"), incorporated by
                        reference to Exhibit 10.12 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.51            Lease, dated February 17, 2000, between RCPI Office
                        Properties, LLC and Marketing Specialists Sales Company
                        ("Arizona Property"), incorporated by reference to Exhibit
                        10.13 to the Company's Annual Report on Form 10-K filed
                        April 15, 2000.

       10.52            Contract of Sale of Improved Property, dated February 17,
                        2000, by and between Bromar, Inc. and RCPI Office
                        Properties, LLC ("California Property"), incorporated by
                        reference to Exhibit 10.14 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.53*           Agreement for Purchase and Sale of Real Property, dated
                        December 15, 2000, by and between Steve Farnic and Marketing
                        Specialists Sales Company, for the sale of 4.851 acres in
                        Mecklenberg, County, North Carolina. (filed herewith)

       10.54*           Lease, dated May 15, 2000, between LaSalle Company, LLC and
                        Marketing Specialists Sales Company for the Arizona
                        Property. (filed herewith)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       10.55*           Lease, dated May 2, 2000, between IPT Partners, LLC and
                        Marketing Specialists Sales Company for the California
                        Property. (filed herewith)

       10.56            Employment Agreement, dated April 2, 1996, between Marketing
                        Specialists Sales Company and Ronald D. Pedersen,
                        incorporated by reference to Exhibit 10.8 of Richmont
                        Marketing Specialists Inc. Registration Statement on Form
                        S-4 dated June 16, 1999.

       10.57            Employment Agreement, dated April 2, 1996, between Marketing
                        Specialists Sales Company and Bruce A. Butler, incorporated by reference to Exhibit 10.9 of Richmont Marketing
                        Specialists Inc. Registration Statement on Form S-4 dated
                        June 16, 1999.

       10.58*           Amendment to Employment Agreement, dated January 8, 2001,
                        between the Company and Ronald D. Pedersen. (filed herewith)

       10.59*           First Amendment to Employment and Noncompetition Agreement,
                        dated February 9, 2001, between the Company and Glenn F.
                        Gillam. (filed herewith)

       10.60            First Amendment to Amended and Restated Merkert American
                        Corporation 1998 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's
                        Current Report on Form 8-K dated September 2, 1999.

       10.61            Amendment to the Company's 1998 Stock Option Plan, filed as
                        Appendix A to the Company's Definitive Proxy Statement filed
                        June 16, 2000.

       10.62*           Waiver and Third Amendment to Credit Agreement, dated as of
                        March 30, 2001, among the Company, certain of its
                        subsidiaries, the Agent (named therein) and the lenders
                        parties thereto. (filed herewith)

       10.63*           Second Amendment to Credit Agreement, made as of April 19,
                        2001, by and among the Company and First Union National
                        Bank, as Agent and sole Lender. (filed herewith)

       21.1*            Subsidiaries of the Company.

      23*               Consent of PricewaterhouseCoopers LLP.

      24*               Power of Attorney (included on signature page of this Form
                        10-K).

      25*               Consent of Arthur Andersen LLP.

------------------------

*   Indicates that document is filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MARKETING SPECIALISTS CORPORATION

                                                       By:             /s/ TIMOTHY M. BYRD
                                                            -----------------------------------------
                                                                         Timothy M. Byrd,
                                                                CHIEF FINANCIAL OFFICER, DIRECTOR

DATED: APRIL 23, 2001

    Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on APRIL 23, 2001.

    Each person whose signature appears below hereby constitutes and appoints Timothy M. Byrd his true and lawful attorney-in-fact, for him and in his name, place and stead, to sign any and all amendments to this report and to cause the same to be filed with the SEC, hereby granting to said attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite or desirable to be done in and about the premises as fully to all intents and purposes as the undersigned might or could do in person hereby ratifying and confirming all acts and things that said attorney-in-fact may do or cause to be done by virtue of these presents.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
               /s/ RONALD D. PEDERSEN                  Chairman of the Board, Director
     -------------------------------------------
                 Ronald D. Pedersen

                /s/ GERALD R. LEONARD                  Chief Executive Officer, President, Director
     -------------------------------------------         (Principal Executive Officer)
                  Gerald R. Leonard

                 /s/ TIMOTHY M. BYRD                   Chief Financial Officer, Director
     -------------------------------------------         (Principal Financial Officer)
                   Timothy M. Byrd

                   /s/ JAY DINUCCI                     Vice President, Corporate Controller
     -------------------------------------------         (Principal Accounting Officer)
                     Jay DiNucci

                 /s/ NICK G. BOURAS                    Director
     -------------------------------------------
                   Nick G. Bouras

               /s/ MICHAEL J. MERRIMAN                 Director
     -------------------------------------------
                 Michael J. Merriman

                 /s/ JOHN P. ROCHON                    Director
     -------------------------------------------
                   John P. Rochon

              /s/ JAMES A. SCHLINDWEIN                 Director
     -------------------------------------------
                James A. Schlindwein

ITEM 14A.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS:
MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES:
  Report of Independent Accountants.........................     F-2
  Report of Independent Accountants.........................    F-2A
  Consolidated Balance Sheets...............................     F-3
  Consolidated Statements of Operations.....................     F-4
  Consolidated Statements of Stockholders' Equity...........     F-5
  Consolidated Statements of Cash Flows.....................     F-6
  Notes to Consolidated Financial Statements................     F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Marketing Specialists Corporation and Subsidiaries:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14A on page F-1, present fairly, in all material respects, the financial position of Marketing Specialists Corporation and its Subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 1999 and 1998, and for the year ended December 31, 1999 and the period from inception (March 4, 1998) to December 31, 1998, were audited by other independent accountants, whose report dated March 3, 2000, except with respect to the matter discussed in
Note 17, as to which the date was March 30, 2000, expressed an unqualified opinion on those statements.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative operating cash flows and had negative working capital at December 31, 2000. Additionally, during the year ended December 31, 2000, and the quarter ended March 31, 2001, the Company received cash infusions totaling approximately $43.3 million and $12.0 million, respectively, from a related party for working capital purposes. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Dallas, Texas
April 9, 2001, except as to
the "Amended Senior Credit Facility
Amendments" Section of Note 9,
which is as of April 19, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Marketing Specialists Corporation and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Marketing Specialists Corporation and Subsidiaries (formerly Merkert American Corporation and Subsidiaries--the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, and for the period from inception (March 4, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Note 2, the Company incurred significant operating losses in 2000, and the auditors' report covering its 2000 financial statements expresses substantial doubt about its ability to continue as a going concern.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 3, 2000 (except with respect
to the matters discussed in Notes 2 and 9, as to which the dates are April 9, 2001, and March 30, 2000)

                                      F-2A

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash......................................................    $   2,905       $     --
  Restricted cash...........................................        1,676          1,200
  Accounts receivable, less allowances for doubtful accounts
    of $9,510 and $5,730, respectively......................       50,671         53,579
  Inventories...............................................          196          1,221
  Properties held for sale..................................           --          7,312
  Prepaid expenses and other current assets.................          609          2,895
                                                                ---------       --------
Total current assets........................................       56,057         66,207
Property, plant and equipment, net (Note 6).................       25,119         35,204
Intangible assets, net (Note 7).............................       52,133        338,540
Other assets................................................       11,438          9,665
                                                                ---------       --------
    Total assets............................................    $ 144,747       $449,616
                                                                =========       ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................    $  68,407       $ 48,055
  Accounts payable..........................................       17,160          8,518
  Book overdrafts...........................................        2,905          5,878
  Accrued expenses (Note 8).................................       26,322         33,664
                                                                ---------       --------
Total current liabilities...................................      114,794         96,115
Long-term obligations, net of current portion (Note 9):
  Long-term debt and notes payable..........................      183,588        170,065
  Acquisition related deferred compensation liabilities.....       30,636         35,921
  Covenants not to compete..................................       15,737         21,041
  Obligations under capital lease...........................          562            804
                                                                ---------       --------
Total long-term obligations, net of current portion.........      230,523        227,831
Other liabilities, net of current portion (Notes 14 and
  18).......................................................        8,054          7,428
Commitments and contingent liabilities (Note 13)
Series B 8.0% redeemable convertible preferred stock, at
  stated value
  Authorized shares--20,000; issued and outstanding
    shares--12,397 and 0, respectively (Note 14)............       12,397             --
Stockholders' equity (Note 15):
  Common stock, $0.01 par value; authorized
    shares--54,000,000
    Issued shares--26,025,252 and 14,213,551, respectively
    Outstanding shares--25,985,545 and 14,173,844,
      respectively..........................................          260            142
  Additional paid-in capital................................      169,346        143,080
  Note for sale of common stock (Note 12)...................       (1,500)        (1,500)
  Accumulated deficit.......................................     (388,680)       (23,033)
  Treasury stock, at cost--39,707 shares....................         (447)          (447)
                                                                ---------       --------
Total stockholders' equity (deficit)........................     (221,021)       118,242
                                                                ---------       --------
Total liabilities and stockholders' equity..................    $ 144,747       $449,616
                                                                =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,    PERIOD FROM INCEPTION
                                                    ------------------------    (MARCH 4, 1998) TO
                                                       2000          1999        DECEMBER 31, 1998
                                                    -----------   ----------   ---------------------
Revenues, net.....................................  $   380,830   $  246,612        $    5,975

Expenses:
  Selling expenses................................      287,255      174,109             4,293
  General and administrative expenses.............       70,080       54,104             2,742
  Depreciation....................................        7,533        3,834                53
  Amortization....................................       19,572        9,670               126
  Impairment loss (Note 7)........................      306,953           --                --
  Nonrecurring charges (Note 18)..................       19,451           --                --
  Restructuring charges (Note 18).................        2,520       13,290                --
                                                    -----------   ----------        ----------
Total operating expenses..........................      713,364      255,007             7,214
                                                    -----------   ----------        ----------

Operating loss....................................     (332,534)      (8,395)           (1,239)

Other income (expenses):
  Interest expense, net...........................      (32,647)     (13,854)             (273)
  Other income (expense)..........................          351          247                (6)
                                                    -----------   ----------        ----------

Loss before income tax expense and discontinued
  operations......................................     (364,830)     (22,002)           (1,518)

Income tax expense................................           --           --                --
                                                    -----------   ----------        ----------
Loss from continuing operations...................     (364,830)     (22,002)           (1,518)

Discontinued operations (Note 20):
  Income from operations, net of tax..............        1,298          435                52
  Loss on disposal, net of tax....................       (1,936)          --                --
                                                    -----------   ----------        ----------
Income (loss) from discontinued operations........         (638)         435                52
                                                    -----------   ----------        ----------
Net loss..........................................  $  (365,468)  $  (21,567)       $   (1,466)
Cumulative preferred dividends not declared.......         (179)          --                --
                                                    -----------   ----------        ----------
Net loss available to common......................  $  (365,647)  $       --        $       --
                                                    ===========   ==========        ==========
Loss from continuing operations per share.........  $    (17.38)  $    (2.20)       $    (0.81)
                                                    ===========   ==========        ==========
Loss from discontinued operations per share.......  $     (0.03)  $     0.04        $     0.03
                                                    ===========   ==========        ==========
Net loss per share--basic and diluted.............  $    (17.41)  $    (2.16)       $    (0.78)
                                                    ===========   ==========        ==========
Weighted average shares outstanding--basic and
  diluted.........................................   20,998,381    9,973,759         1,891,000
                                                    ===========   ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       NOTE FOR
                                      COMMON STOCK,       ADDITIONAL    SALE OF                  TREASURY
                                     $0.01 PAR VALUE       PAID-IN      COMMON     ACCUMULATED    STOCK,
                                    SHARES      AMOUNT     CAPITAL       STOCK       DEFICIT     AT COST      TOTAL
                                  ----------   --------   ----------   ---------   -----------   --------   ---------
BALANCE, MARCH 4, 1998..........          --     $ --      $     --     $    --     $      --     $  --     $      --
Shares issued upon founding the
  organization..................   1,376,111       14           (14)         --            --        --            --
Shares issued to employee.......     275,222        2         2,769      (1,500)           --        --         1,271
Shares issued in connection with
  the Combination...............   1,166,667       12        14,863          --            --        --        14,875
Shares issued in connection with
  the Offering, net of
  expenses......................   4,400,000       44        57,871          --            --        --        57,915
Net loss........................          --       --            --          --        (1,466)       --        (1,466)
                                  ----------     ----      --------     -------     ---------     -----     ---------

BALANCE, DECEMBER 31, 1998......   7,218,000     $ 72      $ 75,489     $(1,500)    $  (1,466)    $  --     $  72,595
Shares issued upon exercise of
  over-allotment option.........     290,000        3         4,043          --            --        --         4,046
Shares issued in connection with
  the Merger....................   6,705,551       67        63,364          --            --        --        63,431
Deferred compensation--option
  plans.........................          --       --           184          --            --        --           184
Treasury stock purchases........     (39,707)      --            --          --            --      (447)         (447)
Net loss........................          --       --            --          --       (21,567)       --       (21,567)
                                  ----------     ----      --------     -------     ---------     -----     ---------

BALANCE, DECEMBER 31, 1999......  14,173,844     $142      $143,080     $(1,500)    $ (23,033)    $(447)    $ 118,242
Shares issued to MS
  Acquisition...................   5,577,287       56        14,944          --            --        --        15,000
Conversion of preferred shares
  to common.....................   6,234,414       62         9,438          --            --        --         9,500
Fair value of detachable stock
  warrants......................          --       --         1,700          --            --        --         1,700
Deferred compensation--option
  plans.........................          --       --           184          --            --        --           184
Net loss........................          --       --            --          --      (365,468)       --      (365,468)
Cumulative preferred dividends
  not declared..................          --       --            --          --          (179)       --          (179)
                                  ----------     ----      --------     -------     ---------     -----     ---------

BALANCE, DECEMBER 31, 2000......  25,985,545     $260      $169,346     $(1,500)    $(388,680)    $(447)    $(221,021)
                                  ==========     ====      ========     =======     =========     =====     =========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          INCEPTION
                                                          YEAR ENDED DECEMBER 31,    (MARCH 4, 1998) TO
                                                             2000          1999       DECEMBER 31, 1998
                                                          -----------   ----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................   $(365,468)    $(21,567)         $(1,466)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities--
  Depreciation..........................................       7,533        3,834               52
  Amortization..........................................      19,572        9,670              127
  Impairment loss.......................................     306,953           --               --
  Nonrecurring charges related to trade receivables.....      19,451           --               --
  Restructuring charge related to leases and
    personnel...........................................       2,520       13,290               --
  Expense related to capitalized financing costs........       3,813          210               --
  Disposal loss related to sale of Buy Sell.............       1,936           --               --
  Other.................................................       1,365          720               --
  Changes in operating assets and liabilities--
    Restricted cash.....................................         275        1,587              (28)
    Accounts receivable.................................     (22,996)       8,531              950
    Income taxes receivable.............................          --        2,452               --
    Inventories.........................................        (271)         402             (277)
    Prepaid expenses and other current assets...........       2,068          (32)              --
    Other assets........................................         356        2,031               --
    Accounts payable....................................      12,100       (7,507)          (3,141)
    Accrued expenses....................................     (15,183)     (17,344)           1,700
                                                           ---------     --------          -------

Net cash provided by (used in) operating activities.....     (25,976)      (3,723)          (2,083)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...................      (1,489)      (1,583)              --
  Proceeds from the disposal of fixed assets............       8,628           --               --
  Cash paid, net of cash assumed, in purchase of
    businesses..........................................     (11,981)     (13,711)         (96,147)
                                                           ---------     --------          -------

Net cash used in investing activities...................      (4,842)     (15,294)         (96,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Book overdrafts.......................................      (2,973)       5,878               --
  Restricted cash.......................................          --        9,015           (9,000)
  Net borrowings under credit facility..................      28,567       20,300           50,000
  Proceeds from issuance of note to MS Acquisition......       2,500           --               --
  Principal payments on notes payable and other
    long-term obligations...............................     (20,287)     (18,951)              --
  Principal payments on acquisition related deferred
    compensation liabilities............................      (4,762)      (1,304)              --
  Principal payments on covenants not to compete........      (4,403)        (898)              --
  Capitalized financing costs...........................      (5,669)          --               --
  Proceeds related to stock issuance, net of expenses...      36,750        3,792           57,915
  Proceeds related to issuable preferred stock..........       4,000           --               --
                                                           ---------     --------          -------
Net cash provided by financing activities...............      33,723       17,832           98,915
                                                           ---------     --------          -------

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                          INCEPTION
                                                          YEAR ENDED DECEMBER 31,    (MARCH 4, 1998) TO
                                                             2000          1999       DECEMBER 31, 1998
                                                          -----------   ----------   -------------------
Net change in cash......................................       2,905       (1,185)             685
Cash at beginning of period.............................          --        1,185              500
                                                           ---------     --------          -------
Cash at end of period...................................   $   2,905     $     --          $ 1,185
                                                           =========     ========          =======
SUPPLEMENTAL DISCLOSURES OF:
  Cash flow information--
    Cash payments for interest..........................   $  26,672     $ 12,558          $     7
                                                           =========     ========          =======
    Cash payments for income taxes......................   $     475     $     54          $    --
                                                           =========     ========          =======
  Non-cash flow information--
    Common stock issued in the Merger...................   $      --     $ 63,431          $    --
                                                           =========     ========          =======
    Common stock issued in the Combination..............   $      --     $     --          $14,875
                                                           =========     ========          =======
    Acquisition cost financed with debt.................   $  14,778     $ 11,513          $    --
                                                           =========     ========          =======
    Net liabilities assumed from acquisitions...........   $   4,638     $125,190          $    --
                                                           =========     ========          =======
    Conversion of preferred stock to common stock.......   $   9,500     $     --          $    --
                                                           =========     ========          =======
    Conversion of debt to preferred stock...............   $   9,750     $     --          $    --
                                                           =========     ========          =======
    Allocation of term loan value to stock warrants.....   $   1,700     $     --          $    --
                                                           =========     ========          =======
    Note for sale of common stock.......................   $      --     $     --          $ 1,500
                                                           =========     ========          =======

  The accompanying notes are an integral part of these consolidated financial statements.

1.  BUSINESS AND ORGANIZATION

    Marketing Specialists Corporation (formerly Merkert American Corporation--the "Company") was incorporated on March 4, 1998, to create a leading national food brokerage firm providing outsourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods ("Manufacturers"). On December 18, 1998, simultaneously with the consummation of the Company's Initial Public Offering (the "Offering"), the Company purchased, in separate transactions (collectively, the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert") and Rogers-American Company, Inc., a North Carolina corporation ("Rogers"). From March 4, 1998 through December 18, 1998, the Company's only operations related to the Offering and Combination.

    On August 18, 1999, the Company completed a merger with Dallas, Texas-based Richmont Marketing Specialists Inc. ("RMSI") and changed its name to Marketing Specialists Corporation (the "Merger"--see Note 5).

    The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with retailers, mass merchandisers, supercenters, membership warehouses, drug stores, speciality food outlets, and wholesalers ("Retailers"). The Company's principal source of revenue is commissions it receives from Manufacturers. Historically, the Company's other activities included managing private label programs on behalf of selected Retailers. On July 31, 2000, the Company decided to sell its private label business, and on January 19, 2001, the Company completed the sale. See
Note 20 for additional information.

2.  MANAGEMENT'S PLANS, LIQUIDITY AND CAPITAL RESOURCES

    The operating environment confronting the Company raises uncertainty about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

    - The Company has incurred losses and negative operating cash flows in every fiscal period since its inception. For the year ended December 31, 2000, the Company incurred a loss from continuing operations of approximately ($364.8) million, which included a goodwill impairment loss of approximately ($307.0) million, and negative operating cash flows of approximately ($26.0) million.

    - As of December 31, 2000, the Company had negative working capital of approximately ($58.7) million, which included ($29.9) million related to the Amended Credit Agreement (as defined) and ($19.0) million related to the First Union Amended Credit Agreement (as defined). Both Agreements expire in March 2002.

    - During 2000, the Company's primary stockholder provided approximately $43.3 million of funds to the Company and participated in the First Union Amended Credit Agreement, both of which provided liquidity to meet the current obligations under the Company's various debt agreements. During the quarter ended March 31, 2001, the primary stockholder provided approximately $12.0 million of funds to the Company.

    - The share price of the Company's Common Stock has decreased from $15.50 in the first quarter of 1999 to a low of $0.19 in the fourth quarter of 2000.

    - The rating of Company's public debt, the Registered Notes, was downgraded to a CCC- in December 2000. Based on recent trading, the Registered Notes have an aggregate fair value of approximately $11.3 million.

    During the latter part of 2000, the Company implemented an aggressive initiative designed to improve efficiency and reduce costs. The Company reduced its workforces by approximately 6%, providing $11.5 million in annual savings, and consolidated 15 offices (17% of the occupied facilities). The Company also made changes to its organizational structure to focus on the key components of the business, improve financial reporting systems and controls, and develop a more effective sales and marketing strategy.

    Management believes that the successful implementation of the initiatives will enable the Company to achieve profitability. Management believes that the cost reductions, improved financial and operating controls, and a focused sales and marketing effort should provide positive results from operations and cash flows in the near term. Management also believes that the long-term benefits of the plan will stabilize the Company and improve its financial ratios.

    Achievement of projected cash flows from operations, however, will be dependent upon the Company's attainment of forecasted revenues, improved operating costs and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds on a variable rate basis, and continued compliance with loan covenants is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modifications of its existing lending arrangements, renegotiating debt payments associated with acquired companies, seeking additional contributions of equity or loans from MS Acquisition or attempting to locate additional sources of financing, all of which are beyond the Company's control and provide no certainty of success.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    REVENUE RECOGNITION

    Revenue is earned from commissions on sales of food products and consumer goods on behalf of Manufacturers. Commission revenue is recorded as income when product shipment has occurred and notification of such shipment is received from the Manufacturers. The Company recognizes product sales revenue upon shipment. Revenues are presented net of allowances and deductions taken by Manufacturers.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop these estimates.

    The fair values of cash and cash equivalents, accounts receivable, trade payables and long-term debt, excluding the Registered Notes, approximated carrying value at December 31, 2000, due to the short period of time to maturity of the current assets and liabilities and the nature of the long-term debt. Valuations for short-term debt are determined using borrowing rates available to the Company for loans with similar terms and similar maturities. Based on recent trading information, the fair value of the Registered Notes is approximately $11.3 million, as compared to a carrying value of $100.0 million.

    NET LOSS PER SHARE

    The basic and diluted net loss per share is computed based upon the weighted average number of shares outstanding of 20,998,381 and 9,973,759 for the years ended December 31, 2000 and 1999, respectively, and 1,891,000 for the period ended December 31, 1998. The effect of outstanding options as of December 31, 2000 and 1999 (1,549,099 and 1,411,209, respectively) and warrants as of December 31, 2000 (687,136) is anti-dilutive.

    STATEMENTS OF CASH FLOWS

    The Company considers all highly liquid investments, which are not restricted, with maturities of three months or less when purchased to be cash equivalents.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable and notes receivable. As of December 31, 2000 and 1999, no individual Manufacturer represents a significant concentration of accounts receivable. The Company generally does not require collateral on accounts receivable and notes receivable, as the Company's Manufacturers are generally large, well-established companies. The Company periodically performs credit evaluations of its Manufacturers and maintains reserves for potential losses. The established reserves and the credit losses have historically been within Company estimates.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line or accelerated methods over the estimated useful lives. Gains or losses resulting from fixed asset disposals are reported as a component of Other Income in the Consolidated Statements of Operations. See
Note 6.

    INTANGIBLE ASSETS

    Intangible assets include goodwill, covenants not to compete, Manufacturer relationships, and trained workforce. Goodwill represents the excess of the purchase price over the fair value of the net assets of various businesses acquired. The recorded goodwill is amortized over its estimated useful life, which ranges from 20 to 40 years. Non-compete assets are recorded at fair value and are amortized over the term of the related agreement, generally 1 to 10 years. Manufacturer relationships and trained workforce are recorded at estimated fair value based on independent appraisals and are amortized over periods ranging from 1 to 10 years. See "Impairment of Long-Lived Assets" below. See Note 7.

    INCOME TAXES

    The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes.
SFAS 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates which will be in effect when these differences are expected to reverse. The Company has recognized a valuation allowance equal to its deferred tax assets, as it is more likely than not that the benefits will not be realized. See
Note 10.

    COMPREHENSIVE INCOME

    In 1998, the Company adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and other comprehensive income items. In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. There were no other components of comprehensive income for the periods presented.

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

    RESTRUCTURING

    In accordance with the SEC's Staff Accounting Bulletin Number 67, the Company expenses restructuring charges and presents them as part of the calculation of income from continuing operations. The Company recognizes such items as noncancelable lease commitments, employee termination benefits and other costs related to a restructuring pursuant to EITF Issue Number 94-3. See
Note 18.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates the carrying value of its long-lived assets in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Accordingly, the Company evaluates long-lived assets including property and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under SFAS 121, an assessment is made to determine whether the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows for the applicable operation, or by independent appraisal). See Note 7 for a discussion of the goodwill impairment loss recognized in 2000.

    STOCK-BASED COMPENSATION PLANS

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. See Note 16.

    PROMOTIONAL ADVANCES

    Promotional advances represent amounts received from Manufacturers for the future promotion of their products. Such amounts are recorded as liabilities until they are spent on behalf of and under the direction of the Manufacturers.

    PRIOR YEAR RECLASSIFICATIONS

    Certain prior-year balances have been reclassified to conform to the current-year presentation.

4.  THE OFFERING

    On December 18, 1998, the Company completed the Offering and sold 4,400,000 shares of its Common Stock at a price of $15.00 per share and received net proceeds of approximately $57.9 million used primarily to fund the Combination. The Common Stock sold in the Offering does not include an additional 1,651,333 shares issued to related parties in connection with the organization and initial capitalization of the Company nor 1,166,667 shares issued in connection with the Combination (see Note 5). In January 1999, the Company issued 290,000 shares of its Common Stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the Offering, raising net proceeds of approximately $4.0 million, which the Company used to fund certain acquisitions and for other corporate purposes (see Note 5).

    The Company and certain executives and directors are parties to a Registration Rights Agreement, as amended, pursuant to which the individuals have certain "piggy-back" registration rights in the event the Company registers any of its securities for either itself or for security holders exercising their registration rights.

    In connection with the Combination, the Company entered into Registration Rights Agreements with the former stockholders of Merkert and Rogers. Subject to certain restrictions, former stockholders have the right to include their shares of Common Stock received in the Combination in a registration statement filed by the Company under the Securities Act of 1933, as amended (the "Securities Act").

5.  BUSINESS COMBINATIONS

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

    The aggregate consideration paid by the Company for Merkert and Rogers was approximately $74.1 million, consisting of approximately $56.6 million in cash and 1,166,667 shares of Common Stock. In connection with the Combination, the Company repaid approximately $34.0 million of indebtedness and certain then existing acquisition obligations of Merkert and Rogers from a portion of the net proceeds of the Offering and from net available borrowings under the Company's $75.0 million Credit Facility. In addition, on behalf of Merkert, the Company funded approximately $1.5 million of buyouts of certain employment agreements with two former Merkert employees.

    The Combination was accounted for using the purchase method of accounting; accordingly, the results of operations of Merkert and Rogers have been included in the accompanying consolidated financial statements from December 18, 1998. The Company recorded the excess of the purchase price over the estimated fair value of the businesses acquired, approximately $124.6 million (net of approximately $2.0 million in value assigned to certain noncompete agreements) as "goodwill" in the accompanying consolidated balance sheets. The goodwill was being amortized over a 40-year period.

    THE MERGER

    On August 18, 1999, the Company completed a merger with Dallas, Texas-based RMSI, one of the largest food brokers in the United States (the "Merger"). The Company completed the Merger for an aggregate purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments (i.e., for closing costs), no new debt, $170.0 million in assumed debt and $63.4 million in Common Stock and options. Under the terms of the Merger, RMSI stockholders received 6,705,551 shares of the Company's Common Stock. The Company also granted certain RMSI stockholders and employees options to purchase 800,000 in additional shares of the Company's Common Stock at a price equal to $13.50 per share. For financial reporting purposes, the Company is presented as the acquiring entity, since the Company's stockholders own the largest portion of the Common Stock of the combined Company. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation." The purchase price was allocated to the net assets of RMSI based on their estimated fair values. The Company recorded the excess of the purchase price over the estimated fair value of the net assets acquired, approximately $133.2 million (net of approximately
$11.1 million, $20.0 million, and $32.0 million assigned to non-competes, trained workforce, and Manufacturer relationships, respectively) as goodwill in the accompanying consolidated balance sheets and was amortizing it over a period of 40 years. See Note 3 for a discussion of the estimated useful life of each category of intangible assets. The operating results of RMSI have been included in the Company's operating results for all periods subsequent to the Merger.

    The following table presents unaudited pro forma operating results (excluding restructuring charges) as if RMSI merged with the Company at January 1, 1999 (unaudited and amounts in thousands except share and per share information):

                                                              YEAR ENDED
                                                               12/31/99
                                                              -----------
Revenues....................................................  $   379,596
Net loss....................................................      (22,326)
Net loss per share--basic and diluted.......................  $     (1.57)
Weighted averages shares outstanding--basic and diluted.....   14,198,648

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

    In April 1999, the Company completed the acquisition of United Brokerage Company ("UBC"), a brokerage firm that has operated in the Midwest region of the United States under an alliance known as "The Sell Group" since 1998. The Company completed the acquisition of UBC for an aggregate discounted purchase price of approximately $6.7 million, which included approximately $1.0 million in cash payments, $3.3 million in new debt, and $2.4 million in assumed debt. The operating results of UBC have been included in the Company's operating results for all periods subsequent to the acquisition date.

    In July 1999, the Company completed the acquisition of Buckeye Sales and Marketing ("Buckeye"), a brokerage firm with operations in Cleveland, Ohio; Pittsburgh, Pennsylvania; and upstate New York markets. The Company completed the acquisition of Buckeye for an aggregate discounted purchase price of approximately $5.0 million, which included approximately $0.1 million in cash payments, $3.4 million in new debt, and $1.5 million in assumed debt. The operating results of Buckeye have been included in the Company's operating results for all periods subsequent to the acquisition date.

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

    In January 2000, the Company acquired Johnson-Leiber, Inc. ("Johnson-Leiber"), a brokerage firm operating in the Seattle, Washington; Spokane, Washington; Portland, Oregon; Billings, Montana; and Anchorage, Alaska markets. The Company acquired Johnson-Leiber for an aggregate discounted purchase price of approximately $10.2 million, which included approximately
$3.2 million in cash payments and $7.0 million in new debt and other incentives. The Company recorded the excess of the purchase price over the estimated fair value of the net assets acquired, approximately $10.2, as goodwill.

    In April 2000, the Company acquired the Sales Force Companies, Inc. ("Sales Force"), a full service brokerage firm operating in the Central Region of the United States. The Company acquired Sales Force for an aggregate discounted purchase price of approximately $18.8 million, which included approximately $6.1 million cash payments, $7.8 million in new debt, and $4.9 million in assumed debt. The Company recorded the excess of the purchase price over the estimated fair value of the net assets acquired, approximately $23.0 million (net of approximately $0.5 million assigned to non-competes), as goodwill.

    Each of the above acquisitions was accounted for as a purchase, and the purchase price was allocated to the net assets based on their estimated fair values. The resulting goodwill was being amortized over 20 years. The pro forma impact of each of the above acquisitions was not material.

6.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (amounts in thousands):

                                                    DECEMBER 31,
                                                 -------------------   USEFUL LIVES
                                                   2000       1999       (YEARS)
                                                 --------   --------   ------------
Land...........................................  $  1,081   $ 5,233         --
Buildings and improvements.....................    13,127    14,139         40
Leasehold improvements.........................     2,939     1,699          5
Furniture, fixtures and equipment..............    14,617    14,362        3-5
Purchased software.............................     4,109     3,398          3
                                                 --------   -------
                                                   35,873    38,831
Less--accumulated depreciation.................   (10,754)   (3,627)
                                                 --------   -------
                                                 $ 25,119   $35,204
                                                 ========   =======

    Depreciation expense was approximately $7.5 million and $3.8 million for the years ended December 31, 2000 and 1999, respectively, of which approximately $1.9 million and $0.3 million related to purchased software. Depreciation expense for the period ended December 31, 1998, was not material.

    As of December 31, 1999, current assets in the accompanying consolidated balance sheet included approximately $7.3 million of properties held for sale. In February 2000, the Company sold certain improved real properties containing general office and warehouse space situated in Arizona and California to a related party for approximately $6.5 million after related costs. In
December 2000, the Company sold improved real property containing general office space situated in Charlotte, North Carolina for approximately $2.1 million after related costs.

7.  INTANGIBLE ASSETS

    Intangible assets consist of the following (amounts in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Goodwill................................................  $     --   $282,464
Manufacturer relationships..............................    32,000     32,000
Trained workforce.......................................    20,000     20,000
Covenants not to compete................................    13,570     13,095
                                                          --------   --------
                                                            65,570    347,559
Less--accumulated amortization..........................   (13,437)    (9,019)
                                                          --------   --------
                                                          $ 52,133   $338,540
                                                          ========   ========

    Amortization expense related to intangible assets was approximately
$18.8 million and $8.9 million for the years ended December 31, 2000 and 1999, respectively, and $0.1 million for the period ended December 31, 1998.

    The Company recorded approximately $38.9 million of additional goodwill in 2000, which was primarily related to Johnson-Leiber, Sales Force, and the Merger. The Company's continued operating losses, negative operating cash flows and frequent cash infusions from a related party for working capital purposes indicated that long-lived assets may be impaired. A goodwill impairment analysis performed at the end of 2000 indicated that the Company's recorded goodwill exceeded the Company's estimated future cash flows, undiscounted and excluding interest charges. Accordingly, an impairment loss was measured using discounted cash flows compared to recorded goodwill. During the fourth quarter of 2000, the Company recognized an impairment loss of approximately ($307.0) million, or ($14.62) per share, which equaled the Company's net goodwill balance as of December 31, 2000. The impairment loss appears as a component of the Company's loss from continuing operations.

8.  ACCRUED EXPENSES

    Accrued expenses consist of the following (amounts in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Compensation and related..................................  $10,464    $11,733
Restructuring--current portion............................    4,136      8,189
Commission splits.........................................    2,175      1,138
Other accruals............................................    9,547     12,604
                                                            -------    -------
                                                            $26,322    $33,664
                                                            =======    =======

9.  LONG-TERM OBLIGATIONS

    DEBT

    Debt consists of the following (amounts in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
$100,000, 10.125% Senior Subordinated Notes, due
  December 15, 2007.....................................  $100,000   $100,000
Initial Term Loan.......................................        --     43,750
Initial Revolving Credit................................        --     20,300
First Union Amended Credit Agreement....................    33,938         --
Amended Revolver........................................    29,866         --
Notes payable...........................................    37,698     26,113
Bank--mortgage loans....................................     8,938     12,781
Tranche B Note..........................................    19,000         --
Other notes payable involving related parties...........    14,635      6,266
                                                          --------   --------
                                                           244,075    209,210
Less current maturities.................................   (60,487)   (39,145)
                                                          --------   --------
  Net long-term term-debt...............................  $183,588   $170,065
                                                          ========   ========

    The aggregate maturities of debt as of December 31, 2000 are the following:

2001........................................................  $ 60,487
2002........................................................    44,266
2003........................................................     7,623
2004........................................................     6,714
2005........................................................     6,158
Thereafter..................................................   118,827
                                                              --------
                                                              $244,075
                                                              ========

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

    The Registered Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Registered Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by certain guarantor wholly-owned subsidiaries of the Company as defined in the Registration Statement, which comprise substantially all the direct and indirect subsidiaries of the Company. The Company is a holding company with no assets, liabilities or operations other than its interests in its subsidiaries. Separate financial statements and other disclosures for such subsidiaries have not been presented due to management's determination that such information is not material to investors.

    Interest on the Registered Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Registered Notes is payable on December 15, 2007, the maturity date. The Company may not redeem the Registered Notes prior to December 15, 2002, except as described below. On or after such date, the Company may redeem the Registered Notes, in whole or in part, at the following redemption prices: 2002-105.063%; 2003-103.375%; 2004-101.688%; 2005 or thereafter-100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Registered Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the Merger), each holder of the Registered Notes will have the right to require the Company to make an offer to repurchase such holder's Registered Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

    The Registered Notes subject the Company to certain limitations and restrictions primarily related to obtaining additional indebtedness, payment of dividends, and sales of assets and subsidiary stock, which may require the consent of the holders of the Registered Notes.

    In December 2000, the rating of the Registered Notes was lowered to CCC-. Based on recent trading information, the fair value of the Registered Notes is approximately $11.3 million, as compared to a carrying value of $100.0 million.

    INITIAL CREDIT FACILITY

    In connection with the Offering and Combination, the Company obtained a $75.0 million Credit Facility (as amended on August 18, 1999) from a bank (the "Initial Credit Facility"). The Initial Credit Facility consisted of a five-year, secured, fully amortizing $50.0 million term loan (the "Initial Term Loan") and a three-year, secured $25.0 million revolving line of credit (the "Initial Revolving Credit"). The balance outstanding under the Initial Credit Facility was $64.1 million as of December 31, 1999 ($20.3 million under the Initial Revolving Credit and $43.8 million under the Initial Term Loan). Amounts outstanding under this facility were collateralized by substantially all of the Company's assets.

    Interest was payable on the Initial Term Loan and the Initial Revolving Credit at the base rate, as defined in the amended Initial Credit Facility. The rate on the outstanding balance of the Revolver and the Initial Term Loan was 9.16% and 10.50%, respectively, as of December 31, 1999. The Initial Credit Facility required the Company to make certain mandatory prepayments of amounts outstanding under the Initial Credit Facility with the use of certain proceeds from asset sales and debt and equity financing.

    The amended Initial Credit Facility required the Company to comply with various affirmative and negative covenants, including the following, among others:

    - the maintenance of certain financial ratios

    - restrictions on certain additional indebtedness

    - restrictions on liens, guarantees, dividends and the disposition of assets

    - obtaining the lenders' consent to acquisitions involving cash consideration in excess of a specified amount

    AMENDED TERM LOAN

    On March 30, 2000, the Company became a party to a Second Amended and Restated Credit Agreement among the Company and First Union National Bank, N.A. as agent and the lenders named therein (the "Amended Term Loan"). The Amended Term Loan consisted of a two-year, secured $35.0 million term loan. The Company paid commitment and other fees of approximately $0.9 million in connection with obtaining the Amended Term Loan. Under the Amended Term Loan, the principal amount of the term loan was reduced from $43.8 million to $35.0 million.

    The Amended Term Loan was secured by a lien on substantially all of the Company's and its subsidiaries' tangible and intangible property. In addition, the Amended Term Loan was jointly and severally guaranteed by all current and future subsidiaries of the Company. Interest was payable on the Amended Term Loan at a rate based on one of two customary interest rates plus an additional interest margin of 375 or 500 basis points, as applicable.

    The Amended Term Loan contained customary events of default, including cross-default provisions related to the Registered Notes.

    In connection with the Amended Term Loan, the Company issued to an affiliate of First Union National Bank, N.A. detachable warrants to purchase up to 4.0% of the Company's Common Stock on a diluted basis. The exercise price of the warrants will be nominal, and the warrants will be exercisable at any time after the second anniversary of the issuance of the warrants. The proceeds of the Amended Term Loan were allocated between debt and warrants based on their respective fair market values. The estimated fair value of the warrants appears as a component of Additional Paid-In Capital in the accompanying Consolidated Balance Sheet as of December 31, 2000.

    The letter of credit outstanding under the Initial Credit Facility was replaced by a $1.1 million letter of credit issued for the account of RCPI, which is an affiliate of MS Acquisition, the Company's largest shareholder. The Company issued to RCPI a reimbursement note subordinated in right of payment to the Registered Notes in the amount of the letter of credit. The promissory note will become payable if the letter of credit is drawn.

    NEW REVOLVER

    On March 30, 2000, the Company also became a party to a Credit Agreement among the Company, certain of its subsidiaries, and The Chase Manhattan Bank, N.A. as agent and the lenders named therein (the "New Revolver," and together with the Amended Term Loan, the "New Senior Credit Facility"). The New Revolver consisted of a two-year, senior secured $50.0 million revolving line of credit, subject to a borrowing base equal to a specified percentage of eligible receivables. The Company paid commitment and other fees of approximately
$0.6 million in connection with obtaining the New Revolver. Funds advanced under the New Revolver were used by the Company to repay a portion of outstanding amounts under the Initial Credit Facility, to partially finance the acquisition of Sales Force, to finance the Company's working capital and capital expenditure requirements in the ordinary course of business, and to pay fees and expenses relating to the closing of the New Senior

Credit Facility. The New Revolver contained customary events of default, including cross-default provisions related to the Registered Notes.

    The New Revolver was secured by a first priority security interest in cash, cash equivalents, accounts receivable and inventory of the Company and its subsidiaries and proceeds thereof but not in assets that are the proceeds of equipment, fixtures, real estate, intellectual property or the stock of subsidiaries. In addition, Inman, Marketing Specialists Sales Company ("MSSC") and Bromar, Inc. ("Bromar" a California corporation and a wholly owned subsidiary of MSSC) were co-borrowers under the New Revolver, jointly and severally liable for all borrowings and other related obligations thereunder. Interest was payable on the New Revolver at a rate based on one of two customary interest rates plus an additional interest margin ranging from 150 to 350 basis points. The applicable margin was determined based on certain financial ratios of the Company.

    The New Senior Credit Facility required the Company to comply with various affirmative and negative covenants, including, among others:

    - the maintenance of certain financial ratios

    - restrictions on additional indebtedness

    - restrictions on liens, guarantees, dividends and the disposition of assets

    - restrictions on certain mergers, consolidations and acquisitions

    During 2000, the Company incurred approximately $5.3 million in costs primarily related to the New Senior Credit Facility.

    FIRST UNION AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to a First Amendment to the Credit Agreement among the Company, certain of its subsidiaries as guarantors, and First Union National Bank, N.A. as agent (the "First Union Amended Credit Agreement"). The First Union Amended Credit Agreement amends the Amended Term Loan and provides for the consent of First Union National Bank, N.A. to the Increase (as defined below), the Borrowing Base Amendment (as discussed below), and the repayment of the $2.5 million promissory note (as discussed below) to MS Acquisition. The First Union Amended Credit Agreement also amends the Amended Term Loan to reflect the terms of the Amended Credit Agreement. The Company was in violation of certain covenants at December 31, 2000. See "Amended Senior Credit Facility Amendments" discussion for more information.

    AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to an amendment to the Credit Agreement among the Company, certain of its subsidiaries, The Chase Manhattan Bank, N.A. as the agent (the "Agent") and the lenders parties thereto (the "Amended Credit Agreement"). The Amended Credit Agreement provides for an increase in the maximum amount available under the New Revolver from $50.0 million to a maximum commitment of $60.0 million (the "Increase"), which is comprised of a $41.0 million variable commitment (the "Tranche A Note") and a subordinated $19.0 million fixed commitment (the "Tranche B Note"). MS Acquisition purchased a 100% participation interest in the Tranche B Note.

    The Tranche A Note provides for a $41.0 million revolving line of credit (the "Amended Revolver"), which accrues interest at rate equal to the Base Rate (a reference rate based on the prime rate, which equaled 9.5% at December 31, 2000) plus 2.25%. The Amended Revolver will revolve up to the lesser of $41.0 million or the Borrowing Base, which is a function of the Company's eligible receivables and the Advance Percent determined by the Agent. As part of the Amended Credit

Agreement, the Agent has decreased the Advance Percent, thereby decreasing the Borrowing Base (the "Borrowing Base Amendment"). The Company must fulfill all payment obligations under the Amended Revolver before making any interest payments on the Tranche B Note. The Tranche A Note and any accrued and unpaid interest will mature on March 30, 2002. As of December 31, 2000, approximately $29.9 million was outstanding and $0.9 million was available under the Amended Revolver.

    The Tranche B Note bears interest at a rate equal to the Base Rate plus 2.25%. The Tranche B Note and any accrued and unpaid interest will mature on March 30, 2002. The fixed commitment under the Tranche B Note is not subject to the Borrowing Base. MS Acquisition funded the $19.0 million balance of the Tranche B Note, subject to the terms of a master participation agreement. As of December 31, 2000, $19.0 million was outstanding under the Tranche B Note. The Company was in violation of certain covenants at December 31, 2000. See Note 20 for discussion of these violations and related amendments and waivers.

    AMENDED SENIOR CREDIT FACILITY AMENDMENTS

    As of March 30, 2001, the Company was in violation of certain covenants under the Amended Credit Agreement and the First Union Amended Credit Agreement (collectively referred as the "Amended Senior Credit Facility") in connection with (i) its failure to provide annual financial statements within ninety (90) days of its fiscal year end, (ii) the certifying accountant's qualification of the Company's annual financial statements on a going concern basis, and
(iii) the Company's failure to deliver certain items to the Agent by March 15, 2001 as required by the Amended Credit Agreement. On April 19, 2001, the Company entered into (a) a Waiver and Third Amendment to Credit Agreement amending the Amended Credit Agreement and (b) Second Amendment to Credit Agreement amending the First Union Amended Credit Agreement ((a) and (b) collectively defined as the "Amended Senior Credit Facility Amendments").

    Under the Amended Senior Credit Facility Amendments, the Company
(i) received a waiver for its current defaults under the Amended Senior Credit Facility and (ii) paid a fee of approximately $0.2 million as consideration in obtaining the amendments and waiver of the defaults under the Amended Credit Agreement. The Amended Senior Credit Facility Amendments provide, among other things, that (i) the Agent may increase the Advance Percent as of March 31, 2001, but before June 1, 2001, thereby increasing the Borrowing Base under the Amended Senior Credit Facility, (ii) amends the definition of "EBITDA" in the Amended Senior Credit Facility to include certain write-offs in the amortization and depreciation expense deducted in determining Net Income, and (iii) amends the baseline amounts for determining Minimum EBITDA. Under the Amended Senior Credit Facility Amendments, the Company must meet certain post-closing covenants, including, among other things, the delivery of its annual financial statements by April 27, 2001 and the delivery of certain other items by May 31, 2001.

    NOTES PAYABLE

    The notes payable amounts generally consist of the total estimated payments to be made pursuant to acquisition agreements. The total estimated payments have been discounted at rates ranging from 8% to 10%. The amounts due under the acquisition agreements are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments.

    BANKS--MORTGAGE LOANS

    Certain of the Company's office space in Canton, Massachusetts is secured by a mortgage with a real estate lender. It bears interest at 8.56%, requires monthly payments of approximately $83,000 (including interest) and matures on March 1, 2018. The balance outstanding under the mortgage note was approximately $8.9 million as of December 31, 2000.

    OTHER NOTES PAYABLE INVOLVING RELATED PARTIES

    The Company also has a mortgage note with RCPI, an affiliate of MS Acquisition Limited, that is secured by certain land, a building and fixtures. It bears interest at 8.5% with monthly payments of approximately $34,000 (including interest) and a balloon payment of approximately $3.6 million due in 2001. The balance outstanding under this mortgage was approximately
$3.6 million as of December 31, 2000.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions.

    The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base 30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See
Note 20 for additional information.

    The Company had other notes payable to former employees of various acquired entities of approximately $8.5 million as of December 31, 2000. The total estimated payments have been discounted at rates ranging from 8% to 10%. The amounts due under the acquisition agreements are unsecured and extend through 2011. These amounts are payable in either monthly or quarterly installments.

    CAPITAL LEASES

    The Company leases its office facilities and certain office equipment under long-term capital lease agreements, which expire in various years through 2005. Some of the Company's leases provide for escalating minimum rent. Rent expense is recognized on a straight-line basis over the life of such lease.

    The annual future minimum lease payments under all noncancelable capital leases, including leases for facilities that are no longer in use, as of December 31, 2000, are as follows (amounts in thousands):

2001........................................................  $  409
2002........................................................     359
2003........................................................     105
2004........................................................     105
2005........................................................      45
Thereafter..................................................      --
                                                              ------
Total payments..............................................   1,023
Amount representing interest................................    (104)
                                                              ------
                                                                 919
Less--current portion.......................................    (357)
                                                              ------
                                                              $  562
                                                              ======

    ACQUISITION RELATED DEFERRED COMPENSATION LIABILITIES

    In conjunction with acquisitions of other brokerage companies, deferred compensation agreements are generally executed or assumed with the former owners and certain key employees of the acquired companies. Under these agreements, the Company agrees to pay certain amounts upon either termination or retirement for such executive, or, in the event of death, to their designated beneficiary. Terms vary; however, most payments are monthly and continue for a period of up to ten years. The amounts to be paid under most of these agreements are not based upon length of service but are a fixed amount. The present value of these payments, discounted at rates ranging from 7.5% to 10%, was capitalized as an intangible asset at the date of the acquisition as a component of the purchase price.

    In connection with the Merger, the Company assumed RMSI's deferred compensation liabilities, whereby RMSI agreed to pay certain employees a certain sum monthly for ten years upon the earlier of their retirement, termination, or death. Compensation and interest expense are accrued ratably over the employees' expected service period such that the liability, at the anticipated vesting date, equals the then present value of the future benefits. The deferred compensation liabilities have been recorded at their net present value using imputed interest rates ranging from 7.5% to 10%. Deferred compensation expense for the years ended December 31, 2000 and 1999 was not material.

    The future aggregate minimum payments for deferred compensation liabilities as of December 31, 2000 are as follows (amounts in thousands):

2001........................................................  $  6,045
2002........................................................     5,938
2003........................................................     5,778
2004........................................................     5,664
2005........................................................     5,497
Thereafter..................................................    21,868
                                                              --------
Total payments..............................................    50,790
Amount representing interest................................   (16,922)
                                                              --------
                                                                33,868
Less--current portion.......................................    (3,232)
                                                              --------
                                                              $ 30,636
                                                              ========

    COVENANTS NOT TO COMPETE

    The Company is obligated to make payments under agreements with former owners of acquired companies and various other individuals for consulting services and covenants not to compete. The costs associated with such agreements are recognized on a straight-line basis over the term of the consulting services, which typically ranges from two to ten years.

    The future aggregate minimum payments under these agreements at December 31, 2000 are as follows (amounts in thousands):

2001........................................................  $ 5,842
2002........................................................    4,374
2003........................................................    4,364
2004........................................................    4,232
2005........................................................    2,883
Thereafter..................................................    4,022
                                                              -------
Total payments..............................................   25,717
Amount representing interest................................   (5,649)
                                                              -------
                                                               20,068
Less--current portion.......................................   (4,331)
                                                              -------
                                                              $15,737
                                                              =======

10. INCOME TAXES

    The Company's provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (amounts in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                            2000        1999
                                                          ---------   --------
Benefit at U.S. statutory rates.........................  $(127,663)  $(7,560)
State income tax, net of federal tax benefit............     (2,718)     (483)
Nondeductible amortization of intangibles...............     97,187     1,761
Nondeductible expenses..................................      1,207       839
Increase in valuation allowance on deferred tax
  assets................................................     32,174     5,443
Other...................................................       (187)       --
                                                          ---------   -------
    Income tax (benefit)................................  $      --   $    --
                                                          =========   =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax assets are as follows (amounts in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Accrued severance and compensation........................       --      2,468
Accrued commissions.......................................      856      1,142
Allowance for doubtful accounts...........................    7,895      3,263
Accrued liabilities.......................................    2,363      2,287
Other.....................................................    1,571         --
                                                            -------    -------
    Total current deferred tax asset......................   12,685      9,160
Bonds repurchased.........................................    6,885         --
Net operating loss carryforwards..........................   23,624      7,432
Other carryforwards.......................................      395        296
Deferred compensation agreements..........................   10,469     11,938
Fixed assets..............................................   (1,136)      (513)
Intangible assets.........................................    8,750     (8,315)
Operating lease reserve...................................    2,788      3,295
Other.....................................................   (1,562)    (1,523)
                                                            -------    -------
    Total noncurrent deferred tax asset...................   50,213     12,610
                                                            -------    -------
Total deferred tax assets.................................   62,898     21,770
Valuation allowance.......................................  (62,898)   (21,770)
                                                            -------    -------
Total deferred tax assets, net of valuation allowance.....       --         --
                                                            =======    =======

    The valuation allowance was increased during 2000 primarily due to uncertainty concerning the realizability of such assets.

    At December 31, 2000, the Company had approximately $61.8 million in net operating loss carryforwards available to offset future taxable income that expire in varying amounts through 2020. Section 382 of the Internal Revenue Code provides for a limitation on the annual utilization of net operating losses and other losses when certain changes in ownership occur. The Company may have experienced an ownership change as defined by Section 382 during 2000. The Company will be required to compute the limitation, if necessary, prior to utilizing any net operating loss carryforward or any built-in loss. It is possible that the limitation could significantly limit the Company's ability to fully utilize its built-in losses, net operating losses, and related carryforwards.

    The Company has filed federal income tax refund claims challenging Internal Revenue Service assessments previously paid. Management is unable to reasonably ascertain the timing or amount of any potential refund resulting from these claims. Accordingly, any benefit associated with these refund claims has not been recorded.

11. EMPLOYEE BENEFIT PLANS

    The Company sponsors contributory plans for employees under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). Merkert established the Merkert Advantage Plan, a 401(k) Plan, on January 1, 1997 to provide a plan for contributions by employees. On July 1, 1999, the Merkert 401(k) was amended to become the 401(k) plan of the Company (the "Company 401(k) Plan"). Rogers, Sell and UBC sponsored 401(k) Plans which on August 1, 1999 were merged into the Company 401(k) Plan.

    RMSI sponsored a 401(k) savings plan for all employees who had been employed by RMSI for at least one year. Effective on January 1, 2000, this plan was merged into the Company 401(k) Plan.

    Eligible employees of the Company can make voluntary contributions to the Company 401(k) Plan. Under the provisions of the Company 401(k) Plan, the Company currently matches varying percentages of an eligible employee's contribution up to certain limits of the employee's salary, as determined by the Company.

    For the years ended December 31, 2000 and 1999, the Company's expense with regard to the Company 401(k) Plan was approximately $4.1 million and $2.0 million, respectively. The expense for the period ended December 31, 1998 was not material.

    The Company also sponsors a noncontributory Employee Stock Ownership Plan ("ESOP") available to former Merkert employees. The Company made no contributions to the ESOP during 2000 or 1999.

12. RELATED PARTY TRANSACTIONS

    On April 27, 1999, Gerald R. Leonard, President, Chief Executive Officer and Director of the Company, entered into an employment and noncompetition agreement with the Company providing for a base salary, which is currently $455,000. The term of employment is for five years and will continue from month to month thereafter unless terminated by either party. If the Company terminates
Mr. Leonard's employment without cause, Mr. Leonard is entitled to receive his then current base salary until expiration of the initial term or the extension period. Mr. Leonard would also receive a continuation of group health and automobile benefits during such time period. Pursuant to the agreement, Mr. Leonard is subject to noncompetition and nonsolicitation provisions for one year after the termination of his employment.

    In conjunction with a previous employment and noncompetition agreement by and between the Company and Mr. Leonard (the "First Leonard Employment Agreement"), Mr. Leonard executed a promissory note in favor of the Company for $1.5 million (the "Leonard Note"). Pursuant to the terms of the Leonard Note, Mr. Leonard purchased 300 shares of Common Stock, which stock was pledged to the Company as security, pursuant to the terms of a stock pledge agreement between the Company and Leonard (the "Leonard Pledge Agreement"). On July 7, 1998 and January 11, 1999, the Company released 60 and 121,817 (after giving effect to the share recapitalization in connection with the Company's initial public offering) shares of Common Stock, respectively, from the pledge.

    On April 27, 1999, under the terms of the current employment, the Leonard Note became due and payable on April 8, 2004 and certain shares of the Common Stock were released from the pledge such that shares having a fair market value of $1.5 million (as of January 11, 1999) would remain subject to the pledge. After giving effect to the releases and share recapitalization, 98,361 shares of Common Stock were pledged pursuant to the Leonard Pledge Agreement (the "Leonard Pledged Shares"). The Company has now deemed it is in its best interests that it should no longer issue promissory notes requiring a pledge of the Company's Common Stock as security. Rather, the Company now achieves the same economic benefits for its employees through the issuance of employee stock options to purchase shares of Common Stock at a stated exercise price.

    To make the Leonard Note, Leonard Pledge Agreement, Leonard Pledged Shares and related provisions of the First Leonard Employment Agreement consistent with the Company's current practice, Mr. Leonard surrendered any and all rights and obligations he had under the Leonard Note, Leonard Pledge Agreement, and Leonard Pledged Shares in exchange for issuance of employee stock options pursuant to which Leonard will have an option to purchase 98,361 shares of Common Stock at an aggregate exercise price of $1.5 million, or $15.25 per share, all in accordance with the Exchange Agreement entered into on February 12, 2001, by and between the Company and Mr. Leonard (the "Exchange Agreement").

    See Note 6 for the sale of properties to related parties.

    The Company has unsecured long-term obligations to related parties of approximately $44.7 million as of December 31, 2000. These obligations bear interest at rates ranging from 6.00% to 10.125%. Principal and interest payments are due under various arrangements over terms ranging from one to 13 years.

    A total of approximately $25.1 million of these obligations represents amounts due to either MS Acquisition or an affiliate of MS Acquisition. As discussed in Note 8, MS Acquisition funded the $19.0 million balance of the Tranche B Chase Note, subject to the terms of a master participation agreement.

    As of December 31, 2000, the Company received $4.0 million in cash from MS Acquisition for shares of the Series B Preferred Stock (as defined below) not issued until 2001. See Note 20 for additional information. The impact of these transactions appears in Other Liabilities in the accompanying consolidated balance sheet as of December 31, 2000.

    During the year, the Company issued 11,811,701 shares of Common Stock to MS Acquisition for an aggregate purchase price of $24.5 million. See Note 15 for additional information. As of December 31, 2000, the Company has issued 12,397 shares of the Series B Preferred Stock (as defined below) to MS Acquisition, which are still outstanding. See Note 14 for additional information.

    See Note 16 for option grants to related parties.

    See Note 20 for subsequent event transactions with related parties.

13. COMMITMENTS AND CONTINGENCIES

    PROMOTIONAL FUNDS

    Certain Manufacturers provide the Company with funds to be used solely for advertising and other promotional activities. The Company had cash of $0.9 million and $1.2 million as of December 31, 2000 and 1999, respectively, which was restricted to payment for promotional activities on behalf of its Manufacturers. The offsetting liability is included in Accrued Expenses in the accompanying consolidated balance sheets at December 31, 2000 and 1999.

    OPERATING LEASES

    The Company leases certain office and warehouse facilities under operating leases expiring on various dates through 2005. Many of leases contain escalation clauses, which have been reflected in the corresponding years' rent expense. During 1999 and 1998, the Company completed an assessment of its office facilities requirements in an effort to streamline its operations and improve its cost structure. In connection with this assessment, management approved a plan to consolidate redundant offices that had resulted from prior business acquisitions and to vacate the offices. The employees and related assets were consolidated into other offices in the same geographic area. As a result, the Company recorded a restructuring charge of approximately $13.3 million during the third quarter of 1999 including approximately $8.6 million related to noncancelable lease obligations on 29 abandoned facilities.

    Rental costs, including real estate taxes, were approximately $25.0 million and $14.4 million for the years ended December 31, 2000 and 1999, respectively, and $0.2 million for the period ended December 31, 1998.

    Estimated future minimum annual rental payments, exclusive of real estate taxes, required under all operating leases (excluding those considered redundant in the consolidation plan) that have initial or remaining noncancelable lease terms in excess of one year are approximately $23.2 million for 2001;
$16.4 million for 2002; $12.5 million for 2003; $10.9 million for 2004; and $10.7 for 2005.

    LEGAL PROCEEDINGS

    As reported in the Company's Current Report on Form 8-K dated July 6, 2000 and in the Company's Quarterly Report for the period ended June 30, 2000, a lawsuit was filed on June 8, 2000 in the Delaware Court of Chancery by William Brown, III, on behalf of the public stockholders, alleging that the offer price made in the proposal by the majority stockholder, Richmont Capital Partners
I, L.P. ("RCPI"), to purchase all outstanding shares of the Company is inadequate. The plaintiff class asserts that the Board of Directors has violated its fiduciary duties to the Company stockholders, including the duty of fair dealing. The plaintiff class seeks the enjoinder of the tender offer by RCPI or the rescission of the contract if the offer is consummated and the awarding of rescission damages. The suit has been consolidated with two other identical suits. All parties have been served, but there has been secured an indefinite extension to answer. Although discovery requests have been served by the plaintiff class's counsel, a response will not be due until 30 days after an agreement on the tender offer has been reached. No such agreement has currently been reached.

    As reported in the Company's Current Report on Form 8-K dated July 6, 2000 and in the Company's Quarterly Report on Form 10-Q for the period ended
June 30, 2000, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Monroe & Company, LLC ("Monroe LLC") on June 13, 2000. Monroe LLC filed an action entitled MONROE & COMPANY, LLC V. MARKETING SPECIALISTS CORPORATION, Civil Action No. 99-4745, in Middlesex Superior Court, Commonwealth of Massachusetts, asserting, among other things, that it was due advisory fees arising out of letter agreements. The terms of the Settlement Agreement remain confidential.

    The Company is involved in various other legal proceedings that arise in the ordinary course of business. Management believes that the outcome of such legal proceedings will not have a material adverse impact on the Company's consolidated financial position or results of operations.

14. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    UNDESIGNATED PREFERRED STOCK

    As of December 31, 2000, there were no shares of undesignated preferred stock outstanding. Holders of undesignated preferred stock would have priority over the holders of Common Stock with respect to dividends and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of undesignated preferred stock in one or more series and to fix the terms, limitations, relative rights and preferences and variations.

    PREFERRED STOCK

    On June 23, 2000, the Board of Directors of the Company authorized and provided for the issuance of up to 10,000 shares of 8.0% Convertible Paid-In-Kind Preferred Stock, par value $0.01 per share, with a stated value of $1,000 per share (the "Preferred Stock"). Each share of the Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extend of funds legally available, all outstanding shares of the Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On June 23, 2000, the Company issued 5,000 shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $5.0 million pursuant to the terms of a preferred stock purchase agreement. On August 8, 2000, the Company issued 4,500 additional shares of Preferred Stock to MS Acquisition for an aggregate purchase price of $4.5 million pursuant to the terms of a preferred stock purchase agreement.

    On July 27, 2000, the Company received early termination of the waiting period in connection with its Hart-Scott-Rodino Antitrust Improvement Act filing thereafter allowing the conversion of the Preferred Stock to Common Stock of the Company. On August 21, 2000, the 9,500 shares of Preferred Stock previously issued to MS Acquisition were converted into 6,234,414 shares of Common Stock. Per the terms of the preferred stock purchase agreements, each share of Preferred Stock was converted into approximately 656.25 shares of Common Stock (i.e., the Preferred Stock's stated value of $1,000 divided by the conversion price of $1.5238).

    On August 17, 2000, the Company issued a $4.75 million promissory note to MS Acquisition. On August 30, 2000, the Company issued a $5.0 million promissory note to MS Acquisition. The Registered Notes and the New Senior Credit Facility are senior to these notes. The Company used the proceeds from both promissory notes for general corporate purposes.

    SERIES B PREFERRED STOCK

    On November 1, 2000, the Company's Board of Directors authorized the issuance of up to 20,000 shares of Series B 8.0% Convertible Paid-In-Kind Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"). The Series B Preferred Stock has a stated value of $1,000 per share. The Series B Preferred Stock is of equal class with the Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements. The Series B Preferred Stock has the same characteristics (i.e., dividend terms, conversion features) as the Preferred Stock.

    On November 1, 2000, the Company issued 12,397 shares of Series B 8.0% Convertible Paid-In-Kind Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock) to MS Acquisition for an aggregate purchase price of approximately $12.4 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $4.75 million promissory note and the $5.0 million promissory note, including all accrued and unpaid interest, plus an additional cash payment of approximately $2.5 million to the Company. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    On November 9, 2000, the Company issued a $2.5 million promissory note to MS Acquisition. This promissory note is subordinate to the senior debt of the Company. The proceeds were used for general corporate purposes. The
$2.5 million promissory note bears interest at a rate equal to the sum of an interest margin of 2.75% plus the applicable prime rate on the last business day of the quarter for which interest is payable. Interest is payable quarterly in arrears, commencing on December 31, 2000, and will continue through the maturity date. The $2.5 million promissory note and any unpaid and accrued interest will be payable on November 9, 2002, or on demand, under specified conditions. The Company is not permitted to repay the principal and unpaid and accrued interest on the $2.5 million promissory note on demand if the Company's borrowing base
30 days prior to a payment date is not at least $10.0 million, or 25% of the sum of the Company's payroll for the last four consecutive pay periods, whichever is greater. In the first quarter of 2001, the $2.5 million promissory note was converted into redeemable convertible preferred stock. See Note 20 for additional information.

15. STOCKHOLDERS' EQUITY

    Upon amendment and restatement of the Company's Certificate of Incorporation, the Company's authorized capital stock consists of 54,000,000 shares of Common Stock, $0.01 par value per share, of which 4,000,000 are designated as Restricted Common Stock and 1,000,000 shares of undesignated preferred stock.

    The holders of Common Stock are entitled to one vote per share for each share held of record on all matters to be voted on by stockholders. The holders of restricted Common Stock are entitled to 1/10th of one vote for each share held on all matters on which they are entitled to vote. Holders of restricted Common Stock are entitled to vote on all matters on which the holders of Common Stock are entitled to vote.

    Each share of restricted Common Stock will automatically convert into Common Stock on a share for share basis upon a disposition of such shares of restricted Common Stock which occurs after the later of the first day after the second anniversary of the consummation of the Offering and the Combination and the first day after the first election of Class II Directors occurring after the consummation of the Offering and the Combination.

    In the event of any liquidation, dissolution or winding-up of the affairs of the Company, holders of Common Stock will be entitled to share ratably in the Company's remaining assets after the payment, or provision for payment, of all of the Company's debts and obligations and after liquidation payments to holders of the outstanding shares of undesignated preferred stock, if any.

    On January 7, 2000, the Company issued 1,577,287 shares of Common Stock to MS Acquisition for an aggregate purchase price of $5.0 million ($3.17 per share) pursuant to the terms of a stock purchase agreement. On March 30, 2000, MS Acquisition purchased an additional 4,000,000 shares of Common Stock for an aggregate purchase price of $10.0 million ($2.50 per share) pursuant to the terms of a stock purchase agreement. The Company used the funds as an additional source of capital for operations and additional short-term and long-term liquidity. The offering, sale and issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to a private offering exemption under Section 4(2) promulgated thereunder.

    As indicated in Note 14, in 2000, the 9,500 outstanding shares of the Preferred Stock held by MS Acquisition were converted into 6,234,414 shares of Common Stock.

    As indicated in Note 9, $1.7 million of the Amended Term Loan value was allocated to detachable warrants issued as part of the March 30, 2000 refinancing. The estimated fair value of the warrants at the issuance date appears as a component of Additional Paid-In Capital in the accompanying Consolidated Balance Sheet as of December 31, 2000.

16. STOCK OPTION PLAN

    The Company maintains the Merkert American Corporation 1998 Stock Option and Incentive Plan (the "1998 Stock Plan", as amended). The 1998 Stock Plan provides for the award of incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), stock appreciation rights, deferred stock awards, restricted and unrestricted stock awards, performance share awards and dividend equivalent rights to all directors and employees of and consultants to the Company. In general, the terms of the awards granted are established by either the Board of Directors or a committee established by the Board of Directors.

    OPTION REPRICING

    In January 2000, the Company granted options to purchase approximately 1,300,000 shares of Common Stock to certain board members, executives and key employees under the 1998 Stock Plan, as amended. The options vest over 3 years from the grant date and are exercisable at $3.00 per share, which exceeded the quoted market price, over a period not to exceed ten years from the date of original grant in the case of an incentive stock option (five years in the case of an incentive stock option granted to the holder of more than 10% of the combined voting power of all classes of the Company's capital stock on the date of grant). Simultaneously, the Company (with the consent of the affected individuals) cancelled options to purchase 1,217,107 shares of Common Stock at exercise prices ranging from $3.00 to $15.00 per share. The newly issued stock options will be treated as variable options for accounting purposes, and the Company will record compensation expense over the vesting period to the extent that the quoted market price of the Common Stock exceeds the option exercise price.

    At the annual meeting of stockholders held in June 2000, the Company's stockholders approved an increase of the maximum number of shares of Common Stock available under the Company's 1998 Stock Plan, as amended, from 1,847,762 to 2,587,855. The Company had 298,663 options available for grant under the 1998 Stock Plan at December 31, 2000.

    Information with respect to all stock options is summarized below:

                                                                                      WEIGHTED AVG.
                                                     ISOS      NQSOS       TOTAL      EXERCISE PRICE
                                                   --------   --------   ----------   --------------
OUTSTANDING AS OF MARCH 4, 1998..................        --         --           --           --
Granted..........................................   347,000    310,000      657,000       $13.60
Exercised........................................        --         --           --           --
Cancelled........................................        --         --           --           --
                                                   --------   --------   ----------       ------
OUTSTANDING AS OF DECEMBER 31, 1998..............   347,000    310,000      657,000       $13.60
Granted..........................................   547,069    437,937      985,006        12.68
Exercised........................................        --         --           --           --
Cancelled........................................  (162,859)   (67,938)    (230,797)       12.59
                                                   --------   --------   ----------       ------
OUTSTANDING AS OF DECEMBER 31, 1999..............   731,210    679,999    1,411,209       $13.12
Granted..........................................   847,866    507,131    1,354,997         3.00
Exercised........................................        --         --           --           --
Cancelled........................................  (699,976)  (517,131)  (1,217,107)       12.61
                                                   --------   --------   ----------       ------
OUTSTANDING AS OF DECEMBER 31, 2000..............   879,100    669,999    1,549,099       $ 4.67
                                                   ========   ========   ==========       ======
EXERCISABLE AS OF DECEMBER 31, 2000..............   307,043    213,707      520,750
                                                   ========   ========   ==========

    The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation expense for the Company's 1998 Stock Plan been determined using the fair value at the grant dates, the Company's pro forma net loss would have been approximately ($368.5) million and ($24.0) million for the years ended
December 31, 2000 and 1999, respectively. Net loss available to common would have been approximately ($368.7) million and ($23.1) million for the years ended December 31, 2000 and 1999, respectively. Basic (and diluted) pro forma net loss per share would have been approximately ($17.56) and ($2.32) for the years ended December 31, 2000 and 1999, respectively. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

    The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $2.55 and $3.11 per share during 2000 and 1999, respectively, assuming the following parameters:

                                                                2000       1999
                                                              --------   --------
Expected volatility.........................................    99.2%      50.0%
Risk-free interest rates....................................    6.63%      6.15%
Expected term (years).......................................     7.0        7.0
Dividend yield..............................................      --         --

17. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                          PERIOD
                                           YEARS ENDED DECEMBER 31,        ENDED
                                          --------------------------   DECEMBER 31,
                                              2000          1999           1998
                                          ------------   -----------   -------------
Numerator:
  Loss from continuing operations.......  $  (364,830)   $  (22,002)    $   (1,518)
                                          ===========    ==========     ==========
  Income (loss) from discontinued
    operations..........................  $      (638)   $      435     $       52
                                          ===========    ==========     ==========
  Net loss available to common*.........  $  (365,647)   $  (21,567)    $   (1,466)
                                          ===========    ==========     ==========
Denominator:
  Weighted average shares--basic........   20,998,381     9,973,759      1,891,000
  Dilutive stock options................           --            --             --
  Dilutive stock warrants...............           --            --             --
                                          -----------    ----------     ----------
  Weighted average shares--diluted......   20,998,381     9,973,759      1,891,000
                                          ===========    ==========     ==========
  Number of options excluded as they
    would be antidilutive...............    1,549,099     1,411,209        657,000
                                          ===========    ==========     ==========
  Number of warrants excluded as they
    would be antidilutive...............      687,136            --             --
                                          ===========    ==========     ==========
Per common share information--basic and
  diluted:
  Loss from continuing operations.......  $    (17.38)   $    (2.20)    $    (0.81)
                                          ===========    ==========     ==========
  Income (loss) from discontinued
    operations..........................  $     (0.03)   $     0.04     $     0.03
                                          ===========    ==========     ==========
  Net loss available to common..........  $    (17.41)   $    (2.16)    $    (0.78)
                                          ===========    ==========     ==========

------------------------

(*) The 2000 amount represents the 2000 net loss less cumulative preferred dividends.

18. RESTRUCTURING AND OTHER NONRECURRING CHARGES

    RESTRUCTURING CHARGES RELATED FOR FORMER PERSONNEL

    In 1998, restructuring reserves of approximately $6.9 million were established for severance prior to the Combination. As of December 31, 1999, approximately $1.7 million of these reserves remained outstanding. Following the Merger, a decision was made to eliminate redundant personnel and facilities costs. This resulted in the recognition of a $13.3 million restructuring charge in the third quarter of 1999. The charge consisted of approximately
$8.6 million relating to non-cancelable lease obligations on vacated facilities and $4.7 million related to severance and other personnel amounts in connection with the elimination of approximately 400 jobs.

    In 2000, the Company continued the integration of its business operations and the centralization of its corporate headquarters. In the third quarter of 2000, the Company recognized an additional restructuring charge of approximately $2.5 million, which consisted of severance and other termination benefits, in connection with the termination of approximately 180 employees. Except for the 1998 charges, which were part of the operating results of Rogers and Merkert prior to December 18, 1998, all charges appear as a reduction in the calculation of the Company's income from continuing operations. As of December 31, 2000, approximately $5.5 million of all established restructuring reserves remained outstanding, and the Company expects to complete these estimated obligations by the end of 2005. As the Company continues its integration plans, additional restructuring charges may be required.

    The estimated current portion of the restructuring reserves appears in Accrued Expenses in the consolidated balance sheets as of December 2000 and 1999, and the noncurrent portion appears in Other Liabilities.

    NONRECURRING CHARGES RELATED TO TRADE RECEIVABLES

    During the third quarter of 2000, the Company provided additional reserves for certain trade receivables related to the continuing integration of business processes into its corporate headquarters and changed its estimate related to the collectibility of its trade receivables outstanding in excess of 120 days. Management's change in the estimated realizable value of its receivables resulted in the recognition of approximately $19.5 million in nonrecurring charges, which appear as a reduction in the calculation of the Company's income from continuing operations.

    The provision for doubtful accounts for 2000 and 1999 was approximately $13.3 million and $6.1 million, respectively.

19. UNAUDITED QUARTERLY RESULTS

    Summarize quarterly results for 2000 and 1999 are as follows (amounts in thousands, except share and per share information):

                                                        2000 QUARTER ENDED
                                           --------------------------------------------
                                           DEC. 31    SEP. 30(1)    JUN. 30    MAR. 31
                                           --------   -----------   --------   --------
Revenues.................................    97,372      89,563      99,451     94,444
Impairment loss..........................   306,953          --          --         --
Nonrecurring charges.....................        --      19,451          --         --
Restructuring charge.....................        --       2,520          --         --
Loss from continuing operations..........  (314,666)    (38,271)     (5,356)    (6,537)
Income (loss) from discontinued
  operations.............................    (1,623)        389         132        464
Net loss.................................  (316,289)    (37,882)     (5,224)    (6,073)
Net loss available to common.............  (316,468)    (37,882)     (5,224)    (6,073)
Net loss per share--basic and diluted....    (12.18)      (1.68)      (0.26)     (0.39)

                                                       1999 QUARTER ENDED
                                            -----------------------------------------
                                            DEC. 31    SEP. 30    JUN. 30    MAR. 31
                                            --------   --------   --------   --------
Revenues..................................   95,447     66,158     41,131     43,876
Restructuring charge......................       --     13,290         --         --
Income (loss) from continuing
  operations..............................   (3,180)   (17,331)    (3,059)     1,568
Income (loss) from discontinued
  operations..............................     (215)       241        145        264
Net income (loss).........................   (3,395)   (17,090)    (2,914)     1,832
Net loss per share--basic and diluted.....    (0.24)     (1.61)     (0.39)      0.25

------------------------

(1) The measurement date of the discontinued Private Label operations was November 30, 2000. The amounts in this table have been updated to reflect the results of discontinued operations for all periods presented.

20. SUBSEQUENT EVENTS

    DISCONTINUED PRIVATE LABEL OPERATIONS

    On July 31, 2000, the Company signed a letter of intent to sell its Private Label operations, known as Buy Sell, to Woodland Partners. On January 19, 2001, the Company completed the sale of Buy Sell to Woodland Partners. For reporting purposes, Buy Sell qualified as a segment, as it represented a separate major line of business for the Company. For purposes of calculating the loss from discontinued operations, the measurement date was November 30, 2000, and the disposal date was January 19, 2001.

    The estimated ($0.6) million loss from the discontinued operations (as reported in the consolidated statement of operations for the year ended
December 31, 2000) includes approximately $40.0 million of Buy Sell revenues for 2000 and no revenues for 2001. It includes a ($0.2) million provision for losses incurred, net of applicable taxes, during the phaseout period. Total estimated net assets transferred to Woodland Partners were approximately $1.7 million, which included approximately $1.8 million in trade receivables, $0.8 million in inventory and other current assets, and ($0.9) million in current liabilities. Accrued expenses in the consolidated balance sheet as of December 31, 2000, includes approximately $1.7 million of accrued losses related to Buy Sell activity that occurred after December 31, 2000.

    REMOVAL FROM NASDAQ SMALL CAP ISSUES LISTING

    Effective March 14, 2001, the Company's Common Stock will no longer be listed on the Nasdaq SmallCap Market. The Company is eligible for trading on the OTC Bulletin Board.

    ISSUANCE OF SERIES B PREFERRED STOCK

    On January 26, 2001, the Company issued 7,568 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $7.6 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the $2.5 million promissory note and, including all accrued and unpaid interest, plus an additional cash payment of approximately $5.0 million to the Company. A total of $4.0 million of the cash proceeds were received in December 2000 and appeared as a component of Other Liabilities in the consolidated balance sheet as of December 31, 2000. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    AUTHORIZATION AND ISSUANCE OF SERIES C PREFERRED STOCK

    On March 26, 2001, the Company's Board of Directors authorized the issuance of up to 20,000 shares of Series C 8.0% Convertible Paid-In-Kind Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"). The Series C Preferred Stock has a stated value of $1,000 per share. The Series C Preferred Stock is of equal class with the Preferred Stock and the Series B Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements.

    Each share of the Series C Preferred Stock is convertible into that number of shares of Common Stock equal to the result obtained by dividing the stated value of the Series C Preferred Stock by the conversion price in effect at the conversion date.

    All dividends on issued shares of the Series C Preferred Stock are cumulative, whether or not the dividends are earned or declared, on a daily basis from the issue date and payable quarterly in arrears on each dividend payment date. Even if not declared, all unpaid dividends will compound quarterly at an annual dividend rate equal to 8.0%, or the applicable dividend rate.

    On June 22, 2010, the Company will be obligated to redeem, to the extend of funds legally available, all outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference per share. The liquidation preference per share will be equal to the greater of $1,000 per share or the amount that the equivalent number of shares of Common Stock (based on the conversion rate applicable at the liquidation date) would be entitled to receive, plus any unpaid dividends.

    On March 28, 2001, the Company issued 9,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $9.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

    On March 30, 2001, the Company issued 2,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $2.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

                               INDEX TO EXHIBITS

    The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K:

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        2.1             Amendment No. 1, dated July 8, 1999, to the Agreement and
                        Plan of Merger, dated as of April 28, 1999, between Merkert
                        American Corporation and Richmont Marketing
                        Specialists Inc., attached as Annex A to Merkert American
                        Corporation's Proxy Statement dated July 12, 1999 and
                        incorporated herein by reference.

        2.2             Agreement and Plan of Merger, dated as of April 28, 1999,
                        between Merkert American Corporation and Richmont Marketing
                        Specialists Inc., incorporated by reference to Exhibit 2.1 to Merkert American Corporation's Current Report on
                        Form 8-K dated April 30, 1999.

        3.1             Second Amended and Restated Certificate of Incorporation of
                        Merkert American Corporation, incorporated by reference to
                        Exhibit 3.1 to Merkert American Corporation's Amendment No.
                        7 to Registration Statement on Form S-1 filed December 15,
                        1998 (No. 333-53419).

        3.2             Certificate of Amendment to the Second Amended and Restated
                        Certificate of Incorporation of Merkert American
                        Corporation, dated August 18, 1999, incorporated by
                        reference to Exhibit 4.2 of the Company's Current Report on
                        Form 8-K dated September 2, 1999.

        3.3             Amended and Restated By-laws of Merkert American
                        Corporation, incorporated by reference to Exhibit 3.2 of the
                        Company's Annual Report on Form 10-K dated March 31, 1999.

        4.1             Indenture, dated as of December 19, 1997, among Richmont
                        Marketing Specialists Inc. and Texas Commerce Bank National
                        Association, as Trustee, incorporated by reference to
                        Exhibit 4.1 of Richmont Marketing Specialists Inc.
                        Registration Statement on Form S-4 dated June 16, 1999.

        4.2             First Supplemental Indenture, dated as of August 18, 1999, among the Company, Merkert American Co., Inc., United
                        Brokerage Company, Buckeye Sales & Marketing, Inc.,
                        Marketing Specialists Sales Company, Bromar, Inc., Brokerage
                        Services, Inc., Atlas Marketing Company, Inc., Meatmaster
                        Brokerage, Inc., and Chase Bank of Texas, National
                        Association, incorporated by reference to Exhibit 4.3 to the
                        Quarterly Report on Form 10-Q dated September 30, 1999.

        4.3             Second Supplemental Indenture, dated as of October 13, 1999, among the Company, its subsidiaries and Chase Bank of Texas,
                        National Association, incorporated by reference to
                        Exhibit 4.3 to the Company's Annual Report on Form 10-K
                        filed April 15, 2000.

        4.4             Third Supplemental Indenture, dated as of March 30, 2000,
                        among the Company, certain Guarantor Subsidiaries and Chase
                        Bank of Texas, National Association, incorporated by
                        reference to Exhibit 4.4 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

        4.5             Certificate of Merger, dated August 18, 1999, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 2, 1999.

        4.6 Specimen Certificate for shares of Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 6 to Registration Statement on
                        Form S-1 dated November 19, 1998 (No. 333-53419).

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.1             Warrant Agreement, dated as of March 30, 2000, among the
                        Company and First Union Investors, Inc., incorporated by
                        reference to Exhibit 10.3 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.2             Registration Rights Agreement, dated as of March 30, 2000, by and between the Company and First Union Investors, Inc., incorporated by reference to Exhibit 10.4 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.3 Stockholders Agreement, dated as of March 30, 2000, by and among the Company, First Union Investors, Inc., MS
                        Acquisition Limited and Richmont Capital Partners I, L.P., incorporated by reference to Exhibit 10.5 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.4 Credit Agreement, dated March 30, 2000, among the Company and certain of its subsidiaries, as Borrowers, Chase
                        Manhattan Bank, as agent, and the banks named therein, incorporated by reference to Exhibit 10.6 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.5             Second Amended and Restated Credit Agreement, dated
                        March 30, 2000, among First Union National Bank, for itself and as agent, the other Lenders described therein and the
                        Company and the Guarantors described therein, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed April 15, 2000.

       10.6             Second Amended and Restated Security Agreement, dated
                        March 30, 2000, by and among the Company and its subsidiaries, in favor of First Union National Bank, as agent, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed April 15, 2000.

       10.7             Second Amended and Restated Pledge Agreement, dated
                        March 30, 2000, by and among the Company and its subsidiaries, in favor of First Union National Bank, as agent, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed April 15, 2000.

       10.8             Second Amended and Restated Guaranty Agreement, dated
                        March 30, 2000, by and among Marketing Specialists Sales
                        Company, Bromar, Inc., and Paul Inman Associates, Inc., in
                        favor of First Union National Bank, incorporated by
                        reference to Exhibit 10.10 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.9             First Amendment to Credit Agreement, dated April 13, 2000, among the Company, Marketing Specialists Sales Company, Paul
                        Inman Associates, Inc., Bromar, Inc. and The Chase Manhattan
                        Bank, incorporated by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.10            Joinder Agreement, dated April 14, 2000, by The Sales Force
                        Companies, Inc., the Company, Marketing Specialists Sales
                        Company, Paul Inman Associates, Inc., Bromar, Inc. and The
                        Chase Manhattan Bank, incorporated by reference to
                        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

       10.11            Intercreditor Agreement, dated March 30, 2000, between and among the Company, Paul Inman Associates, Inc., Marketing
                        Specialists Sales Company, and Bromar, Inc., as Debtors, and
                        The Chase Manhattan Bank and First Union National Bank, as
                        Agents, incorporated by reference to Exhibit 10.4 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.12            Guaranty Agreement, dated March 30, 2000, of Richmont
                        Capital Partners I, L.P., incorporated by reference to
                        Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                        filed August 14, 2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.13            Security Agreement, dated March 30, 2000, by and among the
                        Company, Marketing Specialists Sales Company, Paul Inman
                        Associates, Inc., and Bromar, Inc., and The Chase Manhattan
                        Bank, incorporated by reference to Exhibit 10.6 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.14            Promissory Note, dated March 30, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales
                        Company, and Bromar, Inc. issued to The Chase Manhattan
                        Bank, incorporated by reference to Exhibit 10.7 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.15            Promissory Note, dated April 14, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales
                        Company, Bromar, Inc., and The Sales Force Companies, Inc.
                        issued to The Chase Manhattan Bank, incorporated by
                        reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed August 14, 2000.

       10.16            Promissory Note, dated March 30, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales
                        Company, and Bromar, Inc. issued to Credit Suisse/First
                        Boston, incorporated by reference to Exhibit 10.9 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

       10.17            Promissory Note, dated April 14, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales
                        Company, Bromar, Inc., and The Sales Force Companies, Inc.
                        issued to Credit Suisse/First Boston, incorporated by
                        reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed August 14, 2000.

       10.18            Promissory Note, dated March 30, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales
                        Company, and Bromar, Inc. issued to Fleet Capital Bank,
                        incorporated by reference to Exhibit 10.11 to the Company's
                        Quarterly Report on Form 10-Q filed August 14, 2000.

       10.19            Promissory Note, dated April 14, 2000, of the Company, Paul
                        Inman Associates, Inc., Marketing Specialists Sales
                        Company, Bromar, Inc., and The Sales Force Companies, Inc.
                        issued to Fleet Capital Bank, incorporated by reference to
                        Exhibit 10.12 to the Company's Quarterly Report on
                        Form 10-Q filed August 14, 2000.

       10.20 Second Amended and Restated Term Note, as amended and restated March 30, 2000, of the Company issued to First
                        Union National Bank, incorporated by reference to
                        Exhibit 10.14 to the Company's Quarterly Report on
                        Form 10-Q filed August 14, 2000.

       10.21            Promissory Note, dated August 17, 2000, of the Company
                        issued to Richmont Capital Partners I, L.P. in the principal amount of $4,750,000, incorporated by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                        filed November 21, 2000.

       10.22            Promissory Note, dated August 30, 2000, of the Company
                        issued to Richmont Capital Partners I, L.P. in the principal amount of $4,999,999, incorporated by reference to
                        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                        filed November 21, 2000.

       10.23            Deposit Security Agreement, dated as of October 5, 2000, by and between MS Acquisition Limited, a Delaware limited
                        partnership, and The Chase Manhattan Bank, as agent for the
                        Banks (as defined therein) in connection with the pledge by
                        MS Acquisition Limited of cash and cash equivalents to
                        increase the Company's borrowing availability, incorporated by reference to Exhibit 10.3 to the Company's Quarterly
                        Report on Form 10-Q filed November 21, 2000.

       10.24            Promissory Note, dated November 8, 2000, of the Company
                        issued to Richmont Capital Partners I, L.P. in the principal amount of $2,500,000, incorporated by reference to
                        Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                        filed November 21, 2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.25            First Amendment to Credit Agreement, dated November 17,
                        2000, by and among the Company, certain lenders described
                        therein, and First Union National Bank, as Agent and as sole
                        Lender, incorporated by reference to Exhibit 10.6 to the
                        Company's Quarterly Report on Form 10-Q filed November 21,
                        2000.

       10.26            Amended and Restated Intercreditor Agreement, dated
                        November 17, 2000, between and among the Company, certain of its subsidiaries, The Chase Manhattan Bank, as agent for the
                        Revolver Lenders (as defined therein), First Union National
                        Bank, as agent for the Term Lenders (as defined therein), MS
                        Acquisition Limited, and Richmont Capital
                        Partners I, L.P., incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed
                        November 21, 2000.

       10.27            Second Amendment to Credit Agreement dated November 17,
                        2000, among the Company, Marketing Specialists Sales
                        Company, Paul Inman Associates, Inc., and The Sales Force
                        Companies, Inc., certain banks or other lending institutions named therein, and The Chase Manhattan Bank, individually as a bank and as agent for itself and the other banks or
                        lending institutions named therein, incorporated by
                        reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 21, 2000.

       10.28            Master Participation Agreement, dated November 17, 2000, by and among MS Acquisition Limited and various banks or other lending institutions named therein, incorporated by
                        reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed November 21, 2000.

       10.29            Common Stock Purchase Agreement, dated as of January 7,
                        2000, by and between the Company and MS Acquisition Limited, incorporated by reference to Exhibit 10.1 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.30            Common Stock Purchase Agreement, dated as of March 30, 2000, by and between the Company and MS Acquisition Limited,
                        incorporated by reference to Exhibit 10.2 to the Company's
                        Annual Report on Form 10-K filed April 15, 2000.

       10.31            Stock Purchase Agreement, dated March 2, 2000, by and among
                        Marketing Specialists Sales Company, as Buyer, The Sales
                        Force Companies, Inc., as the Seller, and the Stockholders
                        of the Company, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed April 15,
                        2000.

       10.32            Asset Purchase Agreement, dated as of November 18, 1999, by and among Marketing Specialists Sales Company and
                        Johnson-Lieber, Inc., as amended by that certain First
                        Amendment to Asset Purchase Agreement dated as of
                        January 27, 2000, incorporated by reference to
                        Exhibit 10.16 to the Company's Annual Report on Form 10-K
                        filed April 15, 2000.

       10.33            Stock Purchase Agreement, dated July 7, 1999, by and among
                        Merkert American Corporation, as Buyer, Buckeye Sales &
                        Marketing, Inc., d/b/a The Sell Group-Cleveland, as the
                        Company, JF & JF Limited Partnership, as the Stockholder of
                        the Company, and the Primary Parties, incorporated by
                        reference to Exhibit 10.17 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.34            Stock Purchase Agreement, dated as of May 14, 1999, by and among Richmont Marketing Specialists Inc., Paul Inman
                        Associates, Inc. and the Shareholders of Paul Inman
                        Associates, Inc., as amended by that certain First
                        Amendment to Stock Purchase Agreement dated as of
                        August 13, 1999 and that certain Second Amendment to Stock
                        Purchase Agreement dated as of August 18, 1999, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed April 15, 2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.35            Stock Purchase Agreement, dated April 26, 1999, by and among
                        Merkert American Corporation, as Buyer, United Brokerage
                        Company d/b/a The Sell Group-Grand Rapids, Toledo, Detroit,
                        Indianapolis and Fort Wayne, as the Company, and the
                        Stockholders of the Company, incorporated by reference to
                        Exhibit 10.19 to the Company's Annual Report on Form 10-K
                        filed April 15, 2000.

       10.36            Stock Purchase Agreement, dated January 20, 1999, among
                        Merkert American Corporation, Sell, Inc. and the stockholders of Sell, Inc., incorporated by reference to
                        Exhibit 10.36 to the Company's Annual Report on Form 10-K dated March 31, 1999.

       10.37            Stock Purchase Agreement, closing date April 14, 2000, by
                        and among Marketing Specialists Sales Company, as Buyer, The
                        Sales Force Companies, Inc., as the Seller, and the
                        Stockholders of the Company, incorporated by reference to
                        Exhibit 10.18 to the Company's Quarterly Report on
                        Form 10-Q filed August 14, 2000.

       10.38 Management Agreement, dated as of June 30, 2000, by and among Marketing Specialists Sales Company, Mancini &
                        Groesbeck, Inc., Mancini & Groesbeck, Inc. Montana, Tad
                        Mancini and Chris Mancini, incorporated by reference to
                        Exhibit 10.19 to the Company's Quarterly Report on
                        Form 10-Q filed August 14, 2000.

       10.39            Preferred Stock Purchase Agreement, dated June 23, 2000, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 5,000 shares of convertible paid-in-kind preferred stock, incorporated by
                        reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed August 14, 2000.

       10.40            Preferred Stock Purchase Agreement, dated August 8, 2000, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 4,500 shares of convertible paid-in-kind preferred stock, incorporated by
                        reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed August 14, 2000.

       10.41            Preferred Stock Purchase Agreement, dated November 1, 2000, by and between the Company and MS Acquisition Limited in
                        connection with the issuance by the Company of 12,397 shares of Series B Convertible Paid-In-Kind Preferred Stock,
                        incorporated by reference to Exhibit 10.4 to the Company's
                        Quarterly Report on Form 10-Q filed November 21, 2000.

       10.42            Registration Rights Agreement, dated as of August 18, 1999, by and among Merkert American Corporation, Gerald R.
                        Leonard, Monroe & Company, LLC, JLM Management, LLC, Robert
                        Doehler, Joseph T. Casey, Edward P. Grace, III, James
                        Philopkosky, Sandra Monroe, Sean P. Spaulding and Jo-Anne
                        Collins incorporated by reference to Exhibit 10.8 to the
                        Quarterly Report on Form 10-Q dated November 15, 1999.

       10.43            Post-Merger Voting Agreement, dated as of August 18, 1999, by and among MS Acquisition Limited, Ronald D. Pedersen,
                        Bruce A. Butler, Gary R. Guffey, Jeffery A. Watt, Monroe &
                        Company, LLC and JLM Management Company, LLC incorporated by reference to Exhibit 10.9 to the Quarterly Report on
                        Form 10-Q dated November 15, 1999.

       10.44 Advisory Agreement, dated as of August 18, 1999, by and among the Company, Monroe & Company, LLC and Richmont
                        Capital Partners I, L.P. incorporated by reference to
                        Exhibit 10.10 to the Quarterly Report on Form 10-Q dated
                        November 15, 1999.

       10.45* Asset Purchase and Sale Agreement for the acquisition of substantially all of the assets of the Dorann Foods, Merco
                        Packaging, Merco Price Marking, and Merkert Laboratories
                        Divisions of the Company and Marketing Specialists Sales
                        Company by Woodland Partners, LLC, dated as of January 19,
                        2001. (filed herewith)

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.46*           Memorandum of Agreement by and among the Company, William F.
                        Lee on behalf of the former stockholders of The Sales Force
                        Companies, Inc. ("Sales Force") other than the Employee
                        Stock Ownership Trust established by Sales Force ("ESOT")
                        and the ESOT dated December 28, 2000. (filed herewith)

       10.47*           Preferred Stock Purchase Agreement, dated January 26, 2001, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 7,568 shares of convertible paid-in-kind preferred stock. (filed herewith)

       10.48*           Preferred Stock Purchase Agreement, dated March 28, 2001, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 9,000 shares of convertible paid-in-kind preferred stock. (filed herewith)

       10.49*           Exchange Agreement, dated as of February 12, 2001, by and
                        between the Company and Gerald R. Leonard. (filed herewith)

       10.50            Contract of Sale of Improved Property, dated February 17,
                        2000, by and between Bromar, Inc. and RCPI Office
                        Properties, LLC ("Arizona Property"), incorporated by
                        reference to Exhibit 10.12 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.51            Lease, dated February 17, 2000, between RCPI Office
                        Properties, LLC and Marketing Specialists Sales Company
                        ("Arizona Property"), incorporated by reference to
                        Exhibit 10.13 to the Company's Annual Report on Form 10-K filed April 15, 2000.

       10.52            Contract of Sale of Improved Property, dated February 17,
                        2000, by and between Bromar, Inc. and RCPI Office
                        Properties, LLC ("California Property"), incorporated by
                        reference to Exhibit 10.14 to the Company's Annual Report on
                        Form 10-K filed April 15, 2000.

       10.53*           Agreement for Purchase and Sale of Real Property, dated
                        December 15, 2000, by and between Steve Farnic and Marketing
                        Specialists Sales Company, for the sale of 4.851 acres in
                        Mecklenberg, County, North Carolina. (filed herewith)

       10.54*           Lease, dated May 15, 2000, between LaSalle Company, LLC and
                        Marketing Specialists Sales Company for the Arizona
                        Property. (filed herewith)

       10.55*           Lease, dated May 2, 2000, between IPT Partners, LLC and
                        Marketing Specialists Sales Company for the California
                        Property. (filed herewith)

       10.56            Employment Agreement, dated April 2, 1996, between Marketing
                        Specialists Sales Company and Ronald D. Pedersen,
                        incorporated by reference to Exhibit 10.8 of Richmont
                        Marketing Specialists Inc. Registration Statement on
                        Form S-4 dated June 16, 1999.

       10.57            Employment Agreement, dated April 2, 1996, between Marketing
                        Specialists Sales Company and Bruce A. Butler, incorporated by reference to Exhibit 10.9 of Richmont Marketing
                        Specialists Inc. Registration Statement on Form S-4 dated
                        June 16, 1999.

       10.58*           Amendment to Employment Agreement, dated January 8, 2001,
                        between the Company and Ronald D. Pedersen. (filed herewith)

       10.59*           First Amendment to Employment and Noncompetition Agreement,
                        dated February 9, 2001, between the Company and Glenn F.
                        Gillam. (filed herewith)

       10.60            First Amendment to Amended and Restated Merkert American
                        Corporation 1998 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's
                        Current Report on Form 8-K dated September 2, 1999.

       10.61            Amendment to the Company's 1998 Stock Option Plan, filed as
                        Appendix A to the Company's Definitive Proxy Statement filed
                        June 16, 2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.62*           Waiver and Third Amendment to Credit Agreement, dated as of
                        March 30, 2001, among the Company, certain of its
                        subsidiaries, the Agent (named therein) and the lenders
                        parties thereto. (filed herewith)

       10.63*           Second Amendment to Credit Agreement, made as of April 19,
                        2001, by and among the Company and First Union National
                        Bank, as Agent and sole Lender. (filed herewith)

       21.1*            Subsidiaries of the Company.

      23* Consent of PricewaterhouseCoopers LLP. (included in Report of Independent Accountants).

      24* Power of Attorney (included on signature page of this Form 10-K).

      25*               Consent of Arthur Andersen LLP.

------------------------

*   Indicates that document is filed herewith.