Form 10-Q
period 2001-03-31
MARKETING SPECIALISTS CORP
filed 2001-05-14
CIK 1062184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24667

                       MARKETING SPECIALISTS CORPORATION

                      (f/k/a Merkert American Corporation)
             (Exact name of Registrant as Specified in its Charter)

               DELAWARE                                     04-3411833
    (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

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

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the Registrant's Common Stock and Restricted Common Stock outstanding as of March 31, 2001 was 25,918,404 and 67,141, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MARKETING SPECIALISTS CORPORATION
                                     INDEX

                                                              PAGE NO.
                                                              --------
                    PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets, March 31, 2001
    (unaudited) and December 31, 2000.......................      3
  Condensed Consolidated Statements of Operations, Three
    months ended March 31, 2001 (unaudited) and March 31,
    2000(unaudited).........................................      4
  Condensed Consolidated Statements of Cash Flows, Three
    months ended March 31, 2001 (unaudited) and March 31,
    2000(unaudited).........................................      5
  Notes to Condensed Consolidated Financial Statements
    (unaudited).............................................      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     21

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................     22

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........     23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................     23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     24

ITEM 5. OTHER INFORMATION...................................     24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     24

SIGNATURES..................................................     32

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash......................................................   $   1,047      $   2,905
  Restricted cash...........................................       2,369          1,676
  Accounts receivable, less allowances for doubtful accounts
    of $6,530 and $9,510, respectively......................      50,395         50,671
  Prepaid expenses and other current assets.................         639            805
                                                               ---------      ---------
Total current assets........................................      54,450         56,057
Property, plant and equipment, net..........................      24,001         25,119
Intangible assets, net......................................      49,712         52,133
Other assets................................................      10,630         11,438
                                                               ---------      ---------
    Total assets............................................   $ 138,793      $ 144,747
                                                               =========      =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................   $  99,380      $  68,407
  Accounts payable..........................................      13,396         17,160
  Book overdrafts...........................................       7,357          2,905
  Accrued expenses..........................................      24,038         26,143
                                                               ---------      ---------
Total current liabilities...................................     144,171        114,615
Long-term obligations, net of current portion:
  Long-term debt and notes payable..........................     146,658        183,588
  Acquisition related deferred compensation liabilities.....      29,684         30,636
  Covenants not to compete..................................      14,480         15,737
  Obligations under capital lease...........................         473            562
                                                               ---------      ---------
Total long-term obligations, net of current portion.........     191,295        230,523
Other liabilities, net of current portion...................       3,490          8,054
Commitments and contingent liabilities
Series B 8.0% redeemable convertible preferred stock, at
  stated value
  Authorized shares--20,000; issued and outstanding
    shares--19,965 and 12,397, respectively.................      20,475         12,576
Series C 8.0% redeemable convertible preferred stock, at
  stated value
  Authorized shares--20,000; issued and outstanding
    shares--9,000 and 0, respectively.......................       9,006             --
Stockholders' equity:
  Common stock, $0.01 par value; authorized
    shares--54,000,000
    Issued shares--26,025,252
    Outstanding shares--25,985,545..........................         260            260
  Additional paid-in capital................................     167,846        169,346
  Note for sale of common stock.............................          --         (1,500)
  Accumulated deficit.......................................    (397,303)      (388,680)
  Treasury stock, at cost--39,707 shares....................        (447)          (447)
                                                               ---------      ---------
Total stockholders' equity (deficit)........................    (229,644)      (221,021)
                                                               ---------      ---------
Total liabilities and stockholders' equity..................   $ 138,793      $ 144,747
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED MARCH 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
Revenues, net...............................................   $    89,107     $    94,444
Expenses:
  Selling expenses..........................................        68,781          70,376
  General and administrative expenses.......................        15,892          18,020
  Depreciation..............................................         1,737           1,670
  Amortization..............................................         2,608           4,554
                                                               -----------     -----------
Total operating expenses....................................        89,018          94,620
                                                               -----------     -----------
Operating income (loss).....................................            89            (176)
Other income (expenses):
  Interest expense, net.....................................        (8,346)         (6,418)
  Other income (expense)....................................           (29)             57
                                                               -----------     -----------
Loss before income tax expense and discontinued
  operations................................................        (8,286)         (6,537)
Income tax expense..........................................            --              --
                                                               -----------     -----------
Loss from continuing operations.............................        (8,286)         (6,537)
Discontinued operations:
  Income from operations, net of tax........................            --             464
  Loss on disposal, net of tax..............................            --              --
                                                               -----------     -----------
Income (loss) from discontinued operations..................            --             464
                                                               -----------     -----------
Net loss....................................................   $    (8,286)    $    (6,073)
Preferred dividends not declared............................          (337)             --
                                                               -----------     -----------
Net loss applicable to common...............................   $    (8,623)    $    (6,073)
                                                               ===========     ===========
Loss from continuing operations per share...................   $     (0.33)    $     (0.42)
                                                               ===========     ===========
Income from discontinued operations per share...............   $        --     $      0.03
                                                               ===========     ===========
Net loss per share--basic and diluted                          $     (0.33)    $     (0.39)
                                                               ===========     ===========
Weighted average shares outstanding--basic and diluted          25,985,545      15,743,867
                                                               ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(8,286)      $(6,073)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
  Depreciation..............................................      1,737         1,670
  Amortization..............................................      2,608         4,554
  Other.....................................................        626           414
  Changes in operating assets and liabilities--
    Restricted cash.........................................       (694)          287
    Accounts receivable.....................................        277        (4,807)
    Inventories.............................................        194          (475)
    Prepaid expenses and other current assets...............        (28)         (301)
    Other assets............................................         67           276
    Accounts payable........................................     (4,731)       (3,513)
    Accrued expenses........................................     (2,037)       (5,777)
                                                                -------       -------
Net cash used in operating activities.......................    (10,267)      (13,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (582)         (320)
  Proceeds from the disposal of fixed assets................         --         6,537
  Cash paid, net of cash assumed, in purchase of
    businesses..............................................         --        (3,076)
                                                                -------       -------
Net cash provided by (used in) investing activities.........       (582)        3,141
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in book overdrafts.................................      4,451         7,331
  Net borrowings (repayments) on credit facility............       (499)        4,702
  Principal payments on notes payable and other long-term
    obligations.............................................     (4,961)      (13,452)
  Capitalized financing costs...............................         --        (2,977)
  Proceeds related to stock issuance, net of expenses.......     10,000        15,000
                                                                -------       -------
Net cash provided by financing activities...................      8,991        10,604
                                                                -------       -------
Net change in cash..........................................     (1,858)           --
Cash at beginning of period.................................      2,905            --
                                                                -------       -------
Cash at end of period.......................................    $ 1,047       $    --
                                                                =======       =======
SUPPLEMENTAL DISCLOSURES OF:
  Cash flow information--
    Cash payments for interest..............................    $ 4,376       $ 2,596
                                                                =======       =======
    Cash payments for income taxes..........................    $    --       $   523
                                                                =======       =======
  Non-cash flow information--
    Conversion of debt to stock.............................    $ 2,500       $    --
                                                                =======       =======
    Acquisition cost financed with debt.....................    $    --       $ 7,085
                                                                =======       =======
    Allocation of term loan value to stock warrants.........    $    --       $ 1,700
                                                                =======       =======
    Exchange of pledged stock for option grants.............    $ 1,500       $    --
                                                                =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Marketing Specialists Corporation (formerly Merkert American Corporation, the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented have been made. The consolidated results of operations for the interim periods in 2001 are not necessarily indicative of those that may be expected for the year ended December 31, 2001.

    This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2000, included in the Annual Report on Form 10-K of Marketing Specialists Corporation and Subsidiaries.

    Certain prior-year balances have been reclassified to conform to the current-year presentation.

2. MANAGEMENT'S PLANS, LIQUIDITY AND CAPITAL RESOURCES

    As disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, the operating environment confronting the Company raises uncertainty about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

    - The Company has incurred losses and negative operating cash flows in every fiscal period since its inception. For the three months ended March 31, 2001 and the year ended December 31, 2000, the Company incurred a loss from continuing operations of approximately ($8.3) million and ($364.8) million, respectively. The results for 2000 included a goodwill impairment loss of approximately ($307.0) million, and negative operating cash flows of approximately ($26.0) million.

    - As of March 31, 2001 and December 31, 2000, the Company had negative working capital of approximately ($89.7) million and ($58.5) million, respectively. The balance as of March 31, 2001, included ($82.5) million related to the Amended Senior Credit Facility Amendments (as defined in
      Note 6), which expire in March 2002. The balance as of December 31, 2000, included ($29.9) million related to the Amended Credit Agreement (as defined) and ($19.0) million related to the First Union Amended Credit Agreement (as defined).

    - During 2000, the Company's primary stockholder provided approximately $43.3 million of funds to the Company and participated in the Amended Credit Agreement, both of which provided liquidity to meet the current obligations under the Company's various debt agreements. During the quarter ended March 31, 2001, the primary stockholder provided approximately $10.0 million of funds to the Company. Since the first quarter of 2001, the Company has received $2.0 million in additional funds from the same stockholder.

    - The share price of the Company's Common Stock has decreased from $15.50 in the first quarter of 1999 to a low of $0.19 in the fourth quarter of 2000.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. MANAGEMENT'S PLANS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
    - The rating of Company's public debt, the Registered Notes (as defined in Note 6), was downgraded to a CC in April 2001. Based on recent trading, the Registered Notes have an aggregate fair value of approximately
      $11.3 million.

    During the latter part of 2000, the Company implemented an aggressive initiative designed to improve efficiency and reduce costs. The Company reduced its workforces by approximately 6%, providing $11.5 million in annual savings, and consolidated 15 offices (17% of the occupied facilities). The Company also made changes to its organizational structure to focus on the key components of the business, improve financial reporting systems and controls, and develop a more effective sales and marketing strategy.

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

    Achievement of projected cash flows from operations, however, will be dependent upon the Company's attainment of forecasted revenues, improved operating costs and trade support levels that are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control, and there can be no assurance that the Company's plans will be achieved. In addition, the Company borrows funds on a variable rate basis, and continued compliance with loan covenants is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then the Company may have to explore various available alternatives, including obtaining further modifications of its existing lending arrangements, renegotiating debt payments associated with acquired companies, seeking additional contributions of equity or loans from MS Acquisition Limited ("MS Acquisition") or attempting to locate additional sources of financing, all of which are beyond the Company's control and provide no certainty of success.

3. IMPAIRMENT LOSS RELATED TO GOODWILL BALANCES

    The Company's continued operating losses, negative operating cash flows and frequent cash infusions from a related party for working capital purposes indicated that long-lived assets may be impaired. A goodwill impairment analysis performed at the end of 2000 indicated that the Company's recorded goodwill exceeded the Company's estimated future cash flows, undiscounted and excluding interest charges. Accordingly, an impairment loss was measured using discounted cash flows compared to recorded goodwill. During the fourth quarter of 2000, the Company recognized an impairment loss of approximately ($307.0) million, or ($14.62) per share, which equaled the Company's net goodwill balance as of December 31, 2000. The impairment loss appears as a component of the Company's loss from continuing operations for the year ended December 31, 2000.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share (unaudited and amounts in thousands, except share and per share amounts):

                                          THREE MONTHS ENDED      THREE MONTHS ENDED
                                            MARCH 31, 2001          MARCH 31, 2000
                                         ---------------------   ---------------------
Numerator:
  Loss from continuing operations......       $   (8,286)             $   (6,537)
  Income from discontinued
    operations.........................       $       --              $      464
  Loss applicable to common *..........       $   (8,623)             $   (6,073)
Denominator
  Weighted average shares--basic and
    diluted                                   25,985,545              15,743,867
  Number of options excluded as they
    would be Anti-dilutive.............        1,519,659               1,313,667
  Number of warrants excluded as they
    would be Anti-dilutive.............          687,136                 687,136
Per common share information--basic and
  diluted
  Loss from continuing operations......       $    (0.32)             $    (0.42)
  Income from discontinued
    operations.........................       $       --              $     0.03
  Loss available to common.............       $    (0.33)             $    (0.39)

------------------------

*   GIVES EFFECT TO PREFERRED DIVIDENDS OF APPROXIMATELY $337K FOR THE 2001
    PERIOD

5. DISCONTINUED PRIVATE LABEL OPERATIONS

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

    The $0.4 million of income from the discontinued operations (as reported in the consolidated statement of operations for the three months ended March 31,
2000) represents Buy Sell operating results for the 2000 period. Total estimated net assets transferred to Woodland Partners were approximately $1.7 million, which included approximately $1.8 million in trade receivables, $0.8 million in inventory and other current assets, and ($0.9) million in current liabilities. Buy Sell operating results for the period of 2001 through the disposal date (approximately ($0.2) million) were included in the disposal loss recognized in the Company's operating results for the year ended December 31, 2000.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (amounts in thousands):

                                                         MARCH 31, 2001   DECEMBER 31, 2000
                                                         --------------   -----------------
                                                          (UNAUDITED)
10.125% Senior Subordinated Notes, due December 15,
  2007                                                      $100,000          $100,000
Credit Facility:
  First Union Amended Credit Agreement.................       34,150            33,938
  Amended Revolver.....................................       29,368            29,866
  Tranche B Note.......................................       19,000            19,000
Bank--mortgage loans                                          12,441            12,508
Notes payable..........................................       44,328            46,263
Loan from affiliate....................................           --             2,500
Covenants not to compete...............................       17,627            20,068
Acquisition-related deferred compensation..............       32,931            33,868
Obligations under capital leases.......................          830               919
                                                            --------          --------
                                                             290,675           298,930
Less current maturities................................      (99,380)          (68,407)
                                                            --------          --------
  Net long-term obligations............................     $191,295          $230,523
                                                            ========          ========

    SENIOR SUBORDINATED NOTES

    In December 1997, concurrently with the sale by Richmont Marketing Specialists Inc. ("RMSI") of $100.0 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Issued Notes"), RMSI entered into an Exchange and Registration Rights Agreement with the initial purchaser of the Issued Notes. Under the terms of that agreement, RMSI agreed to file a registration statement regarding the exchange of the Issued Notes for new notes registered under the Securities Act of 1933, and to offer the holders of the Issued Notes an opportunity to exchange their unregistered notes for registered notes.

    On June 21, 1999, RMSI filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register $100.0 million of new notes (the "Registered Notes"). Subsequently, RMSI completed an exchange of the Issued Notes for the Registered Notes. The Registered Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights. The Company assumed this outstanding indebtedness in connection with the Merger (as defined in Item 2: Acquisition and Divestiture History--the Merger).

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

    Interest on the Registered Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. The principal on the Registered Notes is payable on December 15, 2007, the

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. LONG-TERM OBLIGATIONS (CONTINUED)
maturity date. The Company may not redeem the Registered Notes prior to December 15, 2002, except as described below. On or after such date, the Company may redeem the Registered Notes, in whole or in part, at the following redemption prices: 2002--105.063%; 2003--103.375%; 2004--101.688%; 2005 or
thereafter--100.000%, together with accrued and unpaid interest, if any, to the date of redemption. The Registered Notes are not subject to any sinking fund requirement. Upon a change of control, as defined (not triggered by the Merger), each holder of the Registered Notes will have the right to require the Company to make an offer to repurchase such holder's Registered Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

    The Registered Notes subject the Company to certain limitations and restrictions primarily related to obtaining additional indebtedness, payment of dividends, and sales of assets and subsidiary stock, which may require the consent of the holders of the Registered Notes.

    In April 2001, the rating of the Registered Notes was lowered to CC. Based on recent trading information, the fair value of the Registered Notes is approximately $11.3 million, as compared to a carrying value of $100.0 million.

    FIRST UNION AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to a First Amendment to the Credit Agreement among the Company, certain of its subsidiaries as guarantors, and First Union National Bank, N.A. as agent (the "First Union Amended Credit Agreement"). The First Union Amended Credit Agreement amends the term loan, as previously amended, and provides for the consent of First Union National Bank, N.A. to the Increase (as defined below), the Borrowing Base Amendment (as discussed below), and the repayment of the previously issued $2.5 million promissory note to MS Acquisition. The First Union Amended Credit Agreement also amends the term loan, as previously amended, to reflect the terms of the Amended Credit Agreement (as defined below). The Company was in violation of certain covenants at March 30, 2001. See "Amended Senior Credit Facility Amendments" discussion for more information concerning these violations and related waivers and amendments.

    AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company became party to an amendment to the Credit Agreement among the Company, certain of its subsidiaries, The Chase Manhattan Bank, N.A. as the agent (the "Agent") and the lenders parties thereto (the "Amended Credit Agreement"). The Amended Credit Agreement provides for an increase in the maximum amount available under the revolver, as previously amended, from $50.0 million to a maximum commitment of $60.0 million (the "Increase"), which is comprised of a $41.0 million variable commitment (the "Tranche A Note") and a subordinated $19.0 million fixed commitment (the "Tranche B Note"). MS Acquisition purchased a 100% participation interest in the Tranche B Note.

    The Tranche A Note provides for a $41.0 million revolving line of credit (the "Amended Revolver"), which accrues interest at rate equal to the Base Rate (a reference rate based on the prime rate, which equaled 9.5% at December 31, 2000) plus 2.25%. The Amended Revolver will revolve up to the lesser of $41.0 million or the Borrowing Base, which is a function of the Company's eligible receivables and the Advance Percent determined by the Agent. As part of the Amended Credit Agreement, the Agent has decreased the Advance Percent, thereby decreasing the Borrowing Base (the "Borrowing Base Amendment"). The Company must fulfill all payment obligations under the Amended Revolver before making

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. LONG-TERM OBLIGATIONS (CONTINUED)
any interest payments on the Tranche B Note. The Tranche A Note and any accrued and unpaid interest will mature on March 30, 2002.

    The Tranche B Note bears interest at a rate equal to the Base Rate plus 2.25%. The Tranche B Note and any accrued and unpaid interest will mature on March 30, 2002. The fixed commitment under the Tranche B Note is not subject to the Borrowing Base. MS Acquisition funded the $19.0 million balance of the Tranche B Note, subject to the terms of a master participation agreement. The Company was in violation of certain covenants at March 30, 2001. See "Amended Senior Credit Facility Amendments" below.

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

    As of March 31, 2001, the carrying balance of the First Union Amended Credit Agreement, as amended, was approximately $34.2 million. As of March 31, 2001, the carrying balance of the Amended Credit Agreement, as amended, was approximately $48.4 million, and the unused availability was approximately
$3.4 million.

    CONVERSION OF LOAN FROM AFFILIATE TO REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On January 26, 2001, the Company issued 7,568 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $7.6 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the previously issued $2.5 million promissory note held by MS Acquisition and, including all accrued and unpaid interest, plus an additional cash payment of approximately $5.0 million to the Company.

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. INCOME TAXES

    The Company's income tax provision varies from the statutory rate primarily because of the difference in book and tax treatment of intangible assets, the non-deductibility of certain portions of meal and entertainment expenses and officer's life insurance premiums, state income taxes imposed by the various states on the Company's operations, and the valuation allowance provided for deferred tax assets that more likely than not will not be realizable in the future.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    SERIES B PREFERRED STOCK

    On January 26, 2001, the Company issued 7,568 shares of the Company's
Series B 8.0% Convertible Paid-in-Kind Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") to MS Acquisition for an aggregate purchase price of approximately $7.6 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the previously issued $2.5 million promissory note held by MS Acquisition, including all accrued and unpaid interest, plus an additional cash payment of approximately $5.0 million to the Company. A total of $4.0 million of the cash proceeds were received in December 2000 and appeared as a component of Other Liabilities in the consolidated balance sheet as of December 31, 2000. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

    SERIES C PREFERRED STOCK

    On March 26, 2001, the Company's Board of Directors authorized the issuance of up to 20,000 shares of Series C 8.0% Convertible Paid-In-Kind Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"). The Series C Preferred Stock has a stated value of $1,000 per share. The Series C Preferred Stock is of equal class with the undesignated preferred stock of the Company and the Series B Preferred Stock previously authorized and any future designated series of preferred stock unless specifically noted in future preferred stock agreements.

    Each share of the Series C Preferred Stock is convertible into that number of shares of the Company's common stock (the "Common Stock") equal to the result obtained by dividing the stated value of the Series C Preferred Stock by the conversion price in effect at the conversion date.

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

               MARKETING SPECIALISTS CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
    As of March 31, 2001, cumulative dividends on outstanding shares of redeemable convertible preferred stock were approximately $0.5 million.

9. REMOVAL FROM NASDAQ SMALLCAP ISSUES LISTING

    Effective March 14, 2001, the Company's Common Stock is no longer listed on the Nasdaq SmallCap Market. The Company is eligible for trading on the OTC Bulletin Board.

10. LEONARD EXCHANGE AGREEMENT

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

    As a result of the Exchange Agreement, the $1.5 million note for sale of Common Stock due from Mr. Leonard was charged to additional paid-in capital during the first quarter of 2001.

11. SUBSEQUENT EVENTS

    On April 25, 2001, the Company issued 2,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $2.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

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

INTRODUCTION

    The Company was incorporated on March 4, 1998, to create a leading national food brokerage firm providing outsourced sales, merchandising and marketing services to suppliers and producers of food products and consumer goods ("Manufacturers"). The Company acts as an independent sales and marketing representative, selling grocery and consumer products on behalf of Manufacturers and coordinating the execution of Manufacturers' marketing programs with wholesalers, mass merchandisers, supercenters, membership warehouses, drug stores and specialty food outlets ("Retailers"). The Company's principal source of revenue is commissions it receives from Manufacturers.

    On December 18, 1998, the Company consummated the Offering of 4,400,000 shares of Common Stock at an offering price of $15.00 per share. Simultaneously with the initial public offering (the "Offering"), the Company purchased in separate transactions (collectively, the "Combination") all of the issued and outstanding capital stock of Merkert Enterprises, Inc. ("Merkert") and Rogers-American Company, Inc. ("Rogers"). As a result, each of Merkert and Rogers became a wholly-owned subsidiary of the Company. Prior to December 18, 1998, the Company conducted operations only in connection with the Combination and the Offering. In January 1999, the Company issued 290,000 shares of Common Stock in connection with the exercise of a portion of the over-allotment option by the underwriters of the Offering, raising net proceeds of approximately
$4.0 million.

ACQUISITION AND DIVESTITURE HISTORY

    GENERAL

    The Merger and other acquisitions noted below were accounted for using the purchase method of accounting. The intangible assets resulting from each acquisition are being amortized over their estimated useful lives.

    THE MERGER

    On August 18, 1999, the Company merged with RMSI (the "Merger") for an aggregate discounted purchase price of approximately $236.8 million, which included approximately $3.4 million in cash payments for closing costs, $170.0 million in assumed debt and $63.4 million in Common Stock and options. Under the terms of the Merger, RMSI stockholders received 6,705,551 shares of the Company's Common Stock. The Company also granted certain RMSI stockholders and employees options to purchase 800,000 in additional shares of the Company's Common Stock at a price equal to $13.50 per share. For financial reporting purposes, the Company is presented as the acquiring entity, since the Company's stockholders own the largest portion of the Common Stock of the combined Company. Immediately following the Merger, the Company amended its certificate of incorporation to change its corporate name to "Marketing Specialists Corporation." The operating results of RMSI have been included in the Company's operating results for all periods subsequent to the Merger.

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

    INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations relates to the operations of segments of the business that the Company sold or disposed of and the associated gain or loss on disposal.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS
  ENDED MARCH 31, 2000

    REVENUES. Revenues decreased approximately $5.3 million (or 5.7%) to approximately $89.1 million for the three months ended March 31, 2001, as compared to $94.4 million for the same period in 2000. The decline in revenues is primarily attributable to the change in how the Company calculated and reserved its trade receivables balance, resulting in an overall increase relative to 2000 of approximately $2.6 million. In addition, the Company did not represent several Manufacturers in 2001 that were represented in 2000.

    SELLING EXPENSES. Selling expenses decreased approximately $1.6 million (or 2.3%) to approximately $68.8 million for the three months ended March 31, 2001, as compared to $70.4 million for the same period in 2000. Subsequent to the Merger, the Company spent the first half of 2000 evaluating its resources, integrating all offices onto one common sales and order entry system, rolling out common administrative and sales practices, and implemented a new organization structure. As a result, the Company incurred additional travel, salary and integration costs during 2000. In 2001, the Company has continued to realize the benefits of these integration efforts. See "Combined Integration Activities."

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $2.1 million (or 11.9%) to approximately $15.9 million for the three months ended March 31, 2001, as compared to $18.0 million for the same period in 2000. The decrease in general and administrative expenses is associated with the benefits derived from the integration efforts discussed above. See "Combined Integration Activities."

    As a percentage of total revenues, selling, general and administrative expenses increased to 95.0% for the three months ended March 31, 2001, from 93.6% for the same period in 2000, due to the factors discussed above.

    Earnings before interest, taxes, depreciation and amortization decreased approximately $1.6 million to approximately $4.4 million for the three months ended March 31, 2001, as compared to $6.0 million for the same period in 2000, as a result of the factors noted above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $1.9 million (or 30.2%) to approximately $4.3 million for the three months ended March 31, 2001, as compared to $6.2 million for the same period in 2000. During the fourth quarter of 2000, the Company recognized a $307.0 million impairment loss, which resulted in the writeoff of the Company's recorded goodwill balances.

    INTEREST EXPENSE. Interest expense increased approximately $1.9 million (or 28.6%) to approximately $8.3 million for the three months ended March 31, 2001, as compared to $6.4 million for the same period in 2000. The overall increase was attributable to increased short-term borrowing made possible by the credit facility refinancings completed during the first and fourth quarter of 2000 and interest on the Registered Notes.

    LOSS BEFORE INCOME TAX EXPENSE AND DISCONTINUED OPERATIONS. The loss before income taxes and discontinued operations increased approximately ($1.8) million to approximately ($8.3) million for the three months ended March 31, 2001, from ($6.5) million for the same period in 2000, as a result of the factors noted above.

    PROVISION FOR INCOME TAXES. The Company has not recorded any tax benefits associated with the losses for the periods presented, since it is more likely than not that the Company will not realize such benefits.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The results for the three months ended March 31, 2000, included income of approximately $0.5 million from Buy Sell operations.

    NET LOSS. Net loss increased approximately ($2.2) million to approximately ($8.3) million for the three months ended March 31, 2001, from ($6.1) million in the same period in 2000, as a result of the factors noted above.

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

    During the third quarter of 2000, the Company recorded an additional restructuring charge of approximately $2.5 million relating to severance and other termination costs. During the same quarter, the Company also provided additional reserves for certain trade receivables related to the continuing integration of business processes into its corporate headquarters and changed its estimate related to the collectibility of its trade receivables outstanding in excess of 120 days. Management's change in the estimated realizable value of its receivables resulted in the recognition of approximately $19.5 million in nonrecurring charges. The restructuring charge and the nonrecurring charges appear as a reduction in the calculation of the Company's income from continuing operations for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, the operating environment confronting the Company raises uncertainty about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

    - The Company has incurred losses and negative operating cash flows in every fiscal period since its inception. For the three months ended March 31, 2001 and the year ended December 31, 2000, the Company incurred a loss from continuing operations of approximately ($8.3) million and ($364.8) million, respectively. The results for 2000 included a goodwill impairment loss of approximately ($307.0) million, and negative operating cash flows of approximately ($26.0) million.

    - As of March 31, 2001 and December 31, 2000, the Company had negative working capital of approximately ($89.7) million and ($58.5) million, respectively. The balance as of March 31, 2001, included ($82.5) million related to the Amended Senior Credit Facility Amendments (as defined), which expire in March 2002. The balance as of December 31, 2000, included ($29.9) million related to the Amended Credit Agreement (as defined) and ($19.0) million related to the First Union Amended Credit Agreement (as defined).

    - During 2000, the Company's primary stockholder provided approximately $43.3 million of funds to the Company and participated in the Amended Credit Agreement, both of which provided liquidity to meet the current obligations under the Company's various debt agreements. During the quarter ended March 31, 2001, the primary stockholder provided approximately $10.0 million of funds to the Company. Since the first quarter of 2001, the Company has received $2.0 million in additional funds from the same stockholder.

    - The share price of the Company's Common Stock has decreased from $15.50 in the first quarter of 1999 to a low of $0.19 in the fourth quarter of 2000.

    - The rating of Company's public debt, the Registered Notes, was downgraded to a CC in April 2001. Based on recent trading, the Registered Notes have an aggregate fair value of approximately $11.3 million.

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

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE
  MONTHS ENDED MARCH 31, 2000

    Net cash used in operating activities was approximately ($10.3) million for the 2001 period, as compared to ($13.7) million for the 2000 period. The Company's net loss of approximately ($8.3) million for the 2001 period included non-cash depreciation expense and amortization expense of approximately
$1.7 million and $2.6 million, respectively. Operating cash flows for the 2001 period also included approximately $0.3 million in net decreases to accounts receivable and approximately ($6.8) million in net decreases related to accounts payable and accrued expenses. The Company's net loss of approximately ($6.1) million for the 2000 period included noncash depreciation expense and amortization expense of approximately $1.7 million and $4.4 million, respectively. Operating cash flows for the 2000 period also included approximately ($4.8) million in net increases to accounts receivable and approximately ($9.2) million in decreases related to accounts payable and accrued expenses. The Company has utilized proceeds from the sale of improved properties, additional funds available as a result of the credit facility refinancings completed in the first quarter and fourth quarter of 2000, and funds provided by MS Acquisition throughout 2000 to cover working capital needs.

    Net cash used in investing activities was approximately ($0.6) million for the 2001 period, as compared to net cash provided by investing activities of approximately $3.1 million for the 2000 period. Investing cash flows for the 2000 period included approximately $6.6 million in cash proceeds related to the sale of the Company's Orange County, California and Phoenix, Arizona properties in February 2000. Investing cash flows for the 2000 period also included approximately ($3.1) million in cash payments primarily related to the purchase of Johnson-Leiber in January 2000.

    Net cash provided by financing activities was approximately $9.0 million for the 2001 period, as compared to approximately $10.6 million for the 2000 period. Financing cash flows for the 2001 period included $10.0 million in cash proceeds received from MS Acquisition in exchange for issued convertible securities. Financing cash flows for this period also included approximately $3.9 million in net short-term borrowings and ($5.0) million in principal payments on long-term obligations. Financing cash flows for the 2000 period included $15.0 million in cash proceeds received from MS Acquisition in exchange for issued shares of Common Stock. Financing cash flows for the 2000 period also included approximately $12.0 million in net short-term borrowings and ($13.5) million in principal payments on long-term obligations. Approximately ($8.8) million of these payments related to the Company's initial term loan, which was refinanced in the first quarter of 2000. During the 2000 period, the Company incurred approximately ($3.0) million in costs related to the refinancing of short-term borrowings.

    FIRST UNION AMENDED CREDIT AGREEMENT

    On November 17, 2000, the Company also became party to the First Union Amended Credit Agreement. The First Union Amended Credit Agreement amends the term loan, as previously amended, and provides for the consent of First Union National Bank, N.A. to the Increase, the Borrowing Base Amendment, and the repayment of the previously issued $2.5 million promissory note to MS Acquisition. The First Union Amended Credit Agreement also amends the Amended Term Loan to reflect the terms of the Amended Credit Agreement. As of December 31, 2000, the discounted carrying amount under the First Union Amended Credit Agreement was approximately $33.9 million. At March 30, 2001, the Company was not in compliance with certain covenants related to this agreement. See "Amended Senior Credit Facility Amendments" below for discussion of these violations and related waivers and amendments.

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

    At March 30, 2001, the Company was not in compliance with certain covenants related to this agreement. See "Amended Senior Credit Facility Amendments" below for discussion of these violations and related waivers and amendments.

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

    As of March 31, 2001, the carrying balance of the First Union Amended Credit Agreement, as amended, was approximately $34.2 million. As of March 31, 2001, the carrying balance of the Amended Credit Agreement, as amended, was approximately $48.4 million, and the unused availability was approximately
$3.4 million.

    SERIES B PREFERRED STOCK

    On January 26, 2001, the Company issued 7,568 shares of the Series B Preferred Stock to MS Acquisition for an aggregate purchase price of approximately $7.6 million pursuant to the terms of a preferred stock purchase agreement. The purchase price consisted of the cancellation of the previously issued $2.5 million promissory note held by MS Acquisition, including all accrued and unpaid interest, plus an additional cash payment of approximately $5.0 million to the Company. A total of $4.0 million of the cash proceeds were received in December 2000 and appeared as a component of Other Liabilities in the consolidated balance sheet as of December 31, 2000. The incremental proceeds from the issuance of the Series B Preferred Stock were used for general corporate purposes.

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

    On April 25, 2001, the Company issued 2,000 shares of the Series C Preferred Stock to MS Acquisition for an aggregate purchase price of $2.0 million in cash pursuant to the terms of a preferred stock purchase agreement. The proceeds from the issuance of the Series C Preferred Stock were used for general corporate purposes.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    As reported in the Company's Current Report on Form 8-K dated July 6, 2000, in the Company's Quarterly Report for the period ended June 30, 2000, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, a lawsuit was filed on June 8, 2000 in the Delaware Court of Chancery by William Brown, III, on behalf of the public stockholders, alleging that the offer price made in the proposal by an affiliate of the majority stockholder, Richmont Capital Partners I, L.P., to purchase all outstanding shares of the Company is inadequate. The plaintiff class asserts that the Board of Directors has violated its fiduciary duties to the Company stockholders, including the duty of fair dealing. The plaintiff class seeks the enjoinder of the tender offer or the rescission of the contract if the offer is consummated and the awarding of rescission damages. The suit has been consolidated with two other identical suits. All parties have been served, but there has been secured an indefinite extension to answer. Although discovery requests have been served by the plaintiff class's counsel, a response will not be due until 30 days after an agreement on the tender offer has been reached.

    On January 8, 2001, Vince Clanton filed suit against the Company in the State Court of Cobb County, Georgia. Mr. Clanton alleges breach of a June 15, 1995 promissory note and pledge agreement. Mr. Clanton seeks amounts allegedly due and payable under the note, plus interest and attorney's fees.

    On or about February 9, 2001, James P. Clarke, Jr. initiated an arbitration claim with the American Arbitration Association (Nashville, Tennessee) entitled JAMES P. CLARKE, JR. V. MARKETING SPECIALISTS CORPORATION, AS SUCCESSOR TO ROGERS-AMERICAN CO., INC.. Mr. Clarke alleges breach of an employment agreement. Mr. Clarke seeks from the Company, as successor-in-interest to Rogers-American Co., Inc., amounts allegedly due him under the employment agreement.

    On March 30, 2001, Brown-Stagner-Richardson, Inc. and Fred A. Brown ("Brown") filed an action entitled BROWN-STAGNER-RICHARDSON, INC. AND FRED A. BROWN V. ROGERS-AMERICAN COMPANY, INC. AND MARKETING SPECIALISTS, INC., Civil Action No. 01-N-0798-S, in the United States District Court for the Northern District of Alabama, Southern Division. Brown alleges breaches of the November 1, 1996 consulting and employment/non-competition/non-disclosure agreements. Brown is claiming monetary damages under the consulting agreement, and payment for automobile allowance and health insurance premiums under the employment agreement.

    On April 2, 2001, an action entitled GERALDINE D. RICHARDS, INDIVIDUALLY AND AS CO-TRUSTEE OF THE RICHARDS FAMILY TRUST, AND SUNTRUST BANK OF TAMPA BAY, AS CO-TRUSTEE OF THE RICHARDS FAMILY TRUST, was filed against the Company in the Hillsborough Circuit Court, Hillsborough County, Florida. The claimants in the suit allege a default under a June 6, 1989 promissory note, an April 17, 1992 amendment thereto and guaranty. The claimants seek amounts allegedly due and payable under the note and the amendment, plus interest and attorneys' fees.

    On April 6, 2001, Edward Keljik filed suit against the Company in the Norfolk Superior Court, Commonwealth of Massachusetts. Mr. Keljik alleges default under a promissory note and seeks amounts allegedly due under the note, plus interest and attorneys' fees.

    On or about April 10, 2001, Alfred A. McGarity initiated an arbitration claim with the American Arbitration Association (Charlotte, North Carolina) against the Company. Mr. McGarity claims breach of a May 1, 1987 salary continuation and non-competition agreement between Mr. McGarity and the Company, as successor-in-interest to Rogers-American Co., Inc., and asserts that the Company assumed the obligation and ceased making payments in December 2000.

    In May 2001, ABD Sales, Inc., Ronald A. Bergida and Arthur L. Bergida (the "Bergidas") initiated an arbitration claim with the American Arbitration Association (New York, New York) against the Company.

The Bergidas allege default under an October 14, 1996 asset purchase agreement and executive employment agreements based upon failure to make monthly payments due since December 2000. The Bergidas also seek monetary damages, a monthly automobile allowance allegedly due under the executive employment agreements, interest and attorneys' fees.

    On or about May 4, 2001, Eugene and Beverly J. Sanford (the "Sanfords") filed suit against the Company in an action entitled EUGENE SANFORD, ET AL. V. BROMAR, INC. AND MARKETING SPECIALISTS SALES COMPANY, A/K/A MARKETING SPECIALISTS, INC., Civil Action No. CV2001-007367, in the Superior Court of the State of Arizona, Maricopa County. The Sanfords allege breach of a March 12, 1997 stock purchase agreement and promissory notes and seek amounts allegedly due under the notes, plus interest and attorneys' fees.

    On or about May 4, 2001, Bryan Shade filed suit against the Company in the Circuit Court of the County of Henrico, Virginia alleging breach of an August 25, 2000 consulting agreement. Mr. Shade is claiming monetary damages therefrom, plus a declaratory judgment terminating such agreement.

    On May 11, 2000, Merchants Rent A Car, Inc. ("Merchants") filed an action against the Company entitled MERCHANTS RENT A CAR, INC. V. MARKETING SPECIALISTS, INC., Case No. 00-238-JD, in the United States District Court for the District of New Hampshire. Merchants alleges a breach of a July 12, 1989 master lease agreement between Merchants and Rogers-American Co., Inc., as amended on or about January 28, 1999, and that the Company failed to honor the "right of first refusal" contained in the master lease agreement and proceeded to enter into a new master lease agreement with a third party vendor, thus reducing Merchants' annual revenues. Merchants further claims entitlement to late fees and lost profits.

    Various other suits and claims are filed against the Company from time to time in the ordinary course of business and are currently pending. The Company is not party to any other legal proceeding that, in the opinion of its management, will have a material adverse effect on its business or financial condition.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    As further discussed in Note 8 and 11 to the Company's Consolidated Financial Statements, the Company issued (i) 7,568 shares of Series B Preferred Stock to MS Acquisition on January 26, 2001 and (ii) 11,000 shares of Series C Preferred Stock to MS Acquisition on March 28, 2001 and April 25, 2001. The issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, because they were sold to a limited group of persons, which was classified as a sophisticated investor, which had a pre-existing business or personal relationship with the Company and which was purchasing for investment without a view to further distribution. The proceeds from the issuances are being used for general corporate purposes. The issuances were approved by the Board of Directors and a special committee of non-MS Acquisition related directors.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    As of March 30, 2001, the Company was in violation of certain covenants under the Amended Credit Agreement and the First Union Amended Credit Agreement (collectively referred to as the "Amended Senior Credit Facility") in connection with (i) its failure to provide annual financial statements within ninety
(90) days of its fiscal year end, (ii) the certifying accountant's qualification of the Company's annual financial statements on a going concern basis, and
(iii) the Company's failure to deliver certain items to the Agent by March 15, 2001 as required by the Amended Credit Agreement. On April 19, 2001, the Company entered into (a) a Waiver and Third Amendment to Credit Agreement amending the Amended Credit Agreement and (b) Second Amendment to Credit Agreement amending the First Union Amended Credit Agreement ((a) and (b) collectively defined as the "Amended Senior Credit Facility Amendments").

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

    None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    See Index to Exhibits (filed herewith)

(b) Reports on Form 8-K

    1. Current report on Form 8-K dated February 7, 2001, reporting the expansion of the Company's services to include a new Retail Drug Division.

    2. Current report on Form 8-K dated March 2, 2001 reporting that the Company is adding a new In-Source Specialists Division, which will serve as an arm of its existing Retail Division.

    3. Current report on Form 8-K dated March 13, 2001, reporting that effective the opening of business on March 14, 2001, the Company's stock will no longer be listed on the Nasdaq SmallCap Market, but will be eligible for trading on the OTC Bulletin Board instead.

    4. Current report on Form 8-K dated May 1, 2001, reporting the Company's year-end financials, with total revenues for the year of approximately $380.8 million.

                               INDEX TO EXHIBITS

    The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
         2.1            Amendment No. 1, dated July 8, 1999, to the Agreement and
                        Plan of Merger, dated as of April 28, 1999, between Merkert
                        American Corporation and Richmont Marketing Special-
                        ists Inc., attached as Annex A to Merkert American
                        Corporation's Proxy Statement dated July 12, 1999 and
                        incorporated herein by reference.

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

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

        10.9            First Amendment to Credit Agreement, dated April 13, 2000, among the Company, Marketing Specialists Sales Company, Paul
                        Inman Associates, Inc., Bromar, Inc. and The Chase Manhat-
                        tan Bank, incorporated by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-Q filed August 14,
                        2000.

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

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

        10.34           Stock Purchase Agreement, dated as of May 14, 1999, by and among Richmont Marketing Specialists Inc., Paul Inman
                        Associates, Inc. and the Shareholders of Paul Inman Associ-
                        ates, Inc., as amended by that certain First Amendment to
                        Stock Purchase Agreement dated as of August 13, 1999 and
                        that certain Second Amendment to Stock Purchase Agreement
                        dated as of August 18, 1999, incorporated by reference to
                        Exhibit 10.18 to the Company's Annual Report on Form 10-K
                        filed April 15, 2000.

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

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

        10.45 Asset Purchase and Sale Agreement for the acquisition of substantially all of the assets of the Dorann Foods, Merco
                        Packaging, Merco Price Marking, and Merkert Laboratories
                        Divisions of the Company and Marketing Specialists Sales
                        Company by Woodland Partners, LLC, dated as of January 19,
                        2001, incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed April 23, 2001.

        10.46           Memorandum of Agreement by and among the Company, William F.
                        Lee on behalf of the former stockholders of The Sales Force
                        Companies, Inc. ("Sales Force") other than the Employee
                        Stock Ownership Trust established by Sales Force ("ESOT")
                        and the ESOT dated December 28, 2000, incorporated by
                        reference to Exhibit 10.46 to the Annual Report on
                        Form 10-K filed April 23, 2001.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        10.47           Preferred Stock Purchase Agreement, dated January 26, 2001, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 7,568 shares of convertible paid-in-kind preferred stock, incorporated by
                        reference to Exhibit 10.47 to the Annual Report on
                        Form 10-K filed April 23, 2001.

        10.48           Preferred Stock Purchase Agreement, dated March 28, 2001, by and between the Company and MS Acquisition Limited in
                        connection with the sale by the Company of 9,000 shares of convertible paid-in-kind preferred stock, incorporated by
                        reference to Exhibit 10.48 to the Annual Report on
                        Form 10-K filed April 23, 2001.

        10.49 Exchange Agreement, dated as of February 12, 2001, by and between the Company and Gerald R. Leonard, incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed April 23, 2001.

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

        10.53           Agreement for Purchase and Sale of Real Property, dated
                        December 15, 2000, by and between Steve Farnic and Marketing
                        Specialists Sales Company, for the sale of 4.851 acres in
                        Mecklenberg, County, North Carolina, incorporated by
                        reference to Exhibit 10.53 to the Annual Report on
                        Form 10-K filed April 23, 2001.

        10.54           Lease, dated May 15, 2000, between LaSalle Company, LLC and
                        Marketing Specialists Sales Company for the Arizona
                        Property, incorporated by reference to Exhibit 10.54 to the
                        Annual Report on Form 10-K filed April 23, 2001.

        10.55           Lease, dated May 2, 2000, between IPT Partners, LLC and
                        Marketing Specialists Sales Company for the California
                        Property, incorporated by reference to Exhibit 10.55 to the
                        Annual Report on Form 10-K filed April 23, 2001.

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

        10.58           Amendment to Employment Agreement, dated January 8, 2001,
                        between the Company and Ronald D. Pedersen, incorporated by reference to Exhibit 10.58 to the Annual Report on
                        Form 10-K filed April 23, 2001.

        10.59           First Amendment to Employment and Noncompetition Agreement,
                        dated February 9, 2001, between the Company and Glenn F.
                        Gillam, incorporated by reference to Exhibit 10.59 to the
                        Annual Report on Form 10-K filed April 23, 2001.

        10.60           First Amendment to Amended and Restated Merkert American
                        Corporation 1998 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's
                        Current Report on Form 8-K dated September 2, 1999.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        10.61           Amendment to the Company's 1998 Stock Option Plan, filed as
                        Appendix A to the Company's Definitive Proxy Statement filed
                        June 16, 2000.

        10.62           Waiver and Third Amendment to Credit Agreement, dated as of
                        March 30, 2001, among the Company, certain of its
                        subsidiaries, the Agent (named therein) and the lenders
                        parties thereto, incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed April 23, 2001.

        10.63           Second Amendment to Credit Agreement, made as of April 19,
                        2001, by and among the Company and First Union National
                        Bank, as Agent and sole Lender, incorporated by reference to
                        Exhibit 10.63 to the Annual Report on Form 10-K filed
                        April 23, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Marketing Specialists Corporation
                                                       Registrant

                                                       By:             /s/ TIMOTHY M. BYRD
                                                            -----------------------------------------
                                                                         Timothy M. Byrd
                                                                CHIEF FINANCIAL OFFICER, DIRECTOR

                                                       By:               /s/ JAY DINUCCI
                                                            -----------------------------------------
                                                                           Jay DiNucci
                                                               VICE PRESIDENT, CORPORATE CONTROLLER